Form 10-K
period 2008-12-31
Adventure Energy, Inc.
filed 2009-03-27
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐            TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-51837

ADVENTURE ENERGY, INC.
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-2317506 (I.R.S. Employer Identification No.)

33 6th Street South, Suite 600, St Petersburg, FL 33701
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (727) 482-1505

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                               Accelerated filer ☐
Non-accelerated filer ☐                                                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock on June 30, 2008 was $3,500,000.

The number of shares of registrant’s common stock outstanding, as of March 24, 2009 was 12,731,949

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview

Adventure Energy, Inc. (“Adventure Energy”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008. As discussed further below, Adventure Energy is in the oil and natural gas industry and is engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia.  Our business activities focus primarily on the drilling and acquisition of proven developed and underdeveloped proprieties and on the enhancement and development of these properties.

We presently operate oil and gas leaseholds in which we own a majority of the working interest and own and operate a gas gathering system in Morgan County, Kentucky which gathers natural gas from its wells.   In Morgan County, Kentucky we initiated a four well “Drilling Program” called the “West Liberty Quad” Drilling Program to explore and produce natural gas from our leasehold acreage.. Our company has selectively leased acreage in Kentucky for future drilling, and continues to acquire adjacent leaseholds to further our exploration and development in the area.

Recent Developments

 In Metcalfe County, Kentucky, we have initiated a 10 well oil drilling program. The Company recently leased 160 acres of mineral rights in Metcalfe County on a one-year term. We have entered into a contract with an independent drilling company based in central Kentucky for the drilling of all 10 wells.. Engineering work has been completed for the initial five (5) wells and drilling permits have been submitted to the State of Kentucky. The Company anticipates that land development and drilling will begin within the first two weeks on April 2009 with the first production being delivered by the end of May 2009.

Well Names
J.L. Blaydes Well #1
J.L. Blaydes Well #2
J.L. Blaydes Well #3
J.L. Blaydes Well #4
J.L. Blaydes Well #5

In addition, the Company leased 71 acres of mineral rights in Wayne County, West Virginia. The terms of this lease are for 3 years or as long as held by production. The Company will continue to lease adjoining acreage in Wayne County, West Virginia.

Area of Operations

Appalachia is surrounded by major natural gas markets in the northeastern United States. This proximity to a substantial number of large commercial and industrial gas markets, including natural gas powered electricity plants, coupled with the relatively stable nature of Appalachian production and the availability of transportation facilities has resulted in generally higher wellhead prices for Appalachian natural gas than those prices available in the Gulf Coast and Mid-continent regions of the United States. Appalachia includes portions of Ohio, Pennsylvania, New York, West Virginia, Kentucky and Tennessee. Although Appalachia has sedimentary formations indicating the potential for deposits of gas and oil reserves to depths of 30,000 feet or more, most production in the Basin has been from wells drilled to a number of relatively shallow blanket formations at depths of 1,000 to 7,500 feet. These formations are generally characterized by long-lived reserves that produce for more than 20 years. The drilling success rates of other operators drilling to these formations historically have exceeded 90%.

Long production life and high drilling success rates to these shallow formations has resulted in a highly fragmented, extensively drilled, low technology operating environment in Appalachia. As a result, there has been limited testing or development of productive and potentially productive formations at deeper depths. Although our management believes that significant exploration and development opportunities may exist in these deeper, less developed formations for those operators with the capital and technical expertise, we will not engage in drilling to such depths unless as part of a program in which investors put up substantially all the funds needed.

Cash Requirements

The capital raised from the completed private placements during 2008  satisfied our  capital requirements through years end.  To initiate and complete our 4-well drilling program in Morgan County, KY,as well as our 10 well oil drilling program in Metcalfe County, Kentucky we will enter into partnerships or joint ventures with accredited investors.

We will require additional funds to drill wells on the leasehold property over the next 12 months. We anticipate that we will require up to approximately $2,000,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the ability to grow and may reduce the ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

Discussion of our business

Our business strategy is to economically increase reserves,  production, and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders' return over the long term. Our strategic location in Kentucky enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop natural gas projects.    The Company’s leasehold is directly adjacent to producing wells. The Eastern Kentucky acreage is located in the middle of several ongoing aggressive drilling projects by several mid-major energy companies.  One well on the approximately 1,500 acres in Eastern Kentucky is currently shut-in. We have entered negotiations with a regional purchaser of natural gas for our 5-well “White Oak Quad” drilling program. If an agreement is consummated, we anticipate that after minor maintenance the well’s gas line will be turned on for the delivery of gas.

We have acquired and intend to acquire additional producing oil and gas property rights where we believe significant additional value can be created. Our Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Licenses

We hold licenses to operate in the states of Kentucky and West Virginia.  We also hold a Gathering Line Operators License in the state of Kentucky.  We received approval from the Kentucky Department of Energy Development and Independence Division of Oil and Gas Resources to control the oil well we acquired from Tackett & Sons Drilling Contractors, Inc.

Research & Development

For 2008 fiscal year, we spent approximately $7,500 for research and development, most of which was spent for Fracture Maps and Topographic Maps.  Since our inception, we have not drilled any new wells. Our expenditures have primarily related to the acquisition of the one producing well and the acquisition of new leases.

Compliance Expenses

Our company incurs annual expenses to comply with state and federal licensing requirements.  We estimate these costs to be under $2,000 per year.  Once we begin our “turnkey” drilling, we anticipate annual expenditures of approximately $12,000 per well related to environmental costs including water drainage and land development.  It is difficult to estimate these environmental expenses while we are still a development state company as they are largely dependent on many factors for each drilled well.  See “Government Regulation” and “Environmental Regulation” below.

Natural Gas Demand

According to the United States Department of Energy InfoCard for 2007, the United States is currently dependent on natural gas for approximately 23% of its total primary energy requirements.  1   With its large commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.  According to the US Annual Energy Outlook 2008, total natural gas consumption is expected to grow to a peak of 23.8 trillion cubic feet in 2016 from 21.7 trillion cubic feet in 2006.  2

Consumption of natural gas in the residential, commercial, and industrial sectors is influenced by general economic trends, not just fuel prices. Increased consumption is projected across all natural gas sectors between the years 2006 and 2030.  3   The industrial sector is projected to experience growth in consumption, from 7.6 trillion cubic feet in 2006 to 8.1 trillion cubic feet in 2030.  4   Growth is also predicted in the residential and commercial sectors, from 7.2 trillion cubic feet in 2006 to 8.8 trillion cubic feet in 2030.  5

The demand for natural gas is influenced in part by economic conditions.  According to AEO2008 projections, the largest variation of demands for natural gas depends on the prices in the electric power sector.  6     Under projections that assume electric sector prices remain high, natural gas generated capacity will increase by 65.4 gigawatts between 2007 and 2030.  7 If prices remain low, the capacity is expected to increase by 131.1 gigawatts within that same period.  8

Natural gas demand is also sensitive to prices of other fuels.  The electric power sector can substitute consumption of gas for other fuels like coal when prices of natural gas are high.  In contrast, the commercial, residential, industrial and transportation sectors do not have the same ability to easily switch fuel sources and are less sensitive to price variation.

Natural Gas Consumption

Total natural gas consumption is projected to decline by 1.3 percent in 2009 and then increase by 0.4 percent in 2010.   The outlook for continued economic weakness in 2009 is expected to take its greatest toll on industrial sector natural gas consumption, which is expected to decline by about 6 percent this year, more than offsetting the small projected increases in other end-use sectors.  Lower natural gas delivered prices compared with coal in some markets, particularly in the Southeast, are expected to cause some electric power generators to switch some generation from coal to natural gas.  Natural gas consumption by the electric power sector is projected to grow by 0.4 percent in 2009.

The pace and extent of economic recovery in 2010 are the primary factors influencing the natural gas consumption forecast next year, particularly for industrial users.  Based on the current economic assumptions for 2010, slight growth in the industrial sector and 2-percent growth in the electric power sector are balanced by declines in the residential and commercial sectors because of projected milder winter temperatures. 12

Natural Gas Supply

On February 27, 2009, working natural gas in storage was 1,793 Bcf.  Current inventories are now 218 Bcf above the 5-year average (2003–2007) and 270 Bcf above the level during the corresponding week last year.  Storage inventories at the end of March 2009 are expected at about 1.6 trillion cubic feet (Tcf), roughly 200 Bcf above the previous 5-year average for that time. 12

According to US Government statistics provided to the Energy Information Administration, the US natural gas production is increasing at a rapid pace.  After 9 years without net growth in this sector, there was a 3 percent increase in production between the first quarter of 2006 and the first quarter of 2007, and a 9 percent increase between the first quarter of 2007 and the first quarter of 2008.   Contributing to this increase is a growth in supplies across the lower 48 states.  Improved technology now allows for the horizontal drilling of wells, a method of “unconventional” drilling, instead of the traditional vertical wells, and this allows companies to tap supplies in geographic formations like shale.  AEO2008 data anticipates an increase in “unconventional” production from 8.5 trillion cubic feet in 2006 to 9.5 trillion cubic feet in 2030 .  9     The same report also predicts a decrease in conventional natural gas production from 6.6 trillion cubic feet in 2006 to 4.4 trillion cubic feet in 2030 . 10

The Henry Hub spot price averaged $4.65 per Mcf in February 2009, $0.75 per Mcf below the average spot price in January.  Prices continue to reflect demand reductions brought about by the current economic downturn.  As the year progresses, it is expected that average spot prices will remain near $4 per Mcf.  If prices fall further than currently forecast, natural gas will become increasingly competitive with coal for base load power generation in some regions.  On the supply side, the current drilling pullback could contribute to higher-than-expected prices if the economy begins to recover earlier than expected and production is slow to react.  The Henry Hub spot price is expected to average $4.67 per Mcf in 2009 and $5.87 per Mcf in 2010. 12

Natural gas prices are expected to rise through 2030.  According to the E.I.A., in  2006, natural gas prices were an average of $6.40 per thousand cubic feet and in 2007, the average was $6.30. Adjusting for inflation, prices are projected to rise to $5.32 per thousand cubic feet in 2016 and rise to $6.63 per thousand cubic feet in 2030 .  11     The reason for the decline in prices before 2016 is the increased development without a projected matching increase in consumption.

The US relies primarily on the natural gas it produces domestically, but also imports a smaller percentage from other countries.   In 2007, the U.S. consumed 23,057,589 million cubic feet of natural gas. In that year, the U.S. imported 4,602,035 million cubic feet of natural gas, and 3,777,161 million cubic feet was from Canada.

Labor and Other Supplies

We contract all labor for the development of leasehold acreage in preparation for drilling, as well as the drilling and completion crews. We purchase all supplies, including but not limited to the steel casing for each well, valves, regulators, 1”, 2”, 3” gathering lines, and all other supplies from local distributors. In times of heavy demand, such as when many other local natural gas producers are drilling, we may have difficulty obtaining supplies in a timely fashion. Also during times of heavy demand, prices for our drilling supplies are escalated, therefore affecting our profit margins.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors. Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in Middle Eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the Middle East, increased demand in China and low North American crude stocks have kept crude oil prices high. Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent.

Market forces include the industry’s ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. According to the American Petroleum Institute, more than 60 million U.S. households use natural gas for water heating, space heating, or cooking. In total, natural gas accounts for more than 50 percent of the fuel used to heat U.S. homes. Residential and commercial heating demand for natural gas is highly weather-sensitive, making weather the biggest driver of natural gas demand in the short term. As a result, natural gas demand is highly “seasonal” in nature, with significant “peaks” in the winter heating season.

Seasonality and the natural gas in storage also play a prominent role in natural gas prices. Because natural gas consumption is seasonal but production is not, natural gas inventories are built during the summer for use in the winter. This seasonality leads to higher winter prices and lower summer prices. In addition, inventories above the seasonal average depress prices, and inventories below the seasonal average boost prices.

 Governmental Regulation

Operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Operations are or will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from the wells and to limit the number of wells or the locations at which we may be able to drill.

_________________________________________________________________

1  The United States Department of Energy InfoCard for 2007 is available on the internet at http://www.eia.doe.gov/neic/brochure/infocard01.htm   .
2   The US Annual Energy Outlook 2008 is available at http://www.eia.doe.gov/oiaf/aeo /.
3  This information is from the US Energy Outlook 2008 with Projections to 2030 at http://www.eia.doe.gov/oiaf/aeo/gas.html
4 Id.
5 Id.
6 Id.
7 Id.
8 Id.
9 Id.
10 Id.
11 Id.
12 The Energy Information Administration Short Term Energy Outlook released March 10, 2009 can be found at http://www.eia.doe.gov/steo#Natural_Gas_Markets

Business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on future operations.

We believe that operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental Regulation

The oil and gas industry is extensively regulated by federal, state and local authorities.  The scope and applicability of legislation is constantly monitored for change and expansion.  Numerous agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for noncompliance. To date, these mandates have had no material effect on our capital expenditures, earnings or competitive position.

Legislation and implementing regulations adopted or proposed to be adopted by the Environmental Protection Agency and by comparable state agencies, directly and indirectly, affect our operations. We are required to operate in compliance with certain air quality standards, water pollution limitations, solid waste regulations and other controls related to the discharging of materials into, and otherwise protecting the environment. These regulations also relate to the rights of adjoining property owners and to the drilling and production operations and activities in connection with the storage and transportation of natural gas and oil.

We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for us to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, our activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that we are in compliance with all present environmental regulations. Further, we believe that our oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, we could be liable under certain environmental protection statutes and laws. We presently carry insurance for environmental liability

Our exploration and development operations are subject to various types of regulation at the federal, state and local levels.  Such regulation includes the  requirement  of permits for the drilling of wells,  the  regulation  of the location  and  density of wells,  limitations  on the  methods of casing  wells, requirements  for surface use and restoration of properties upon which wells are drilled,  and governing the abandonment  and plugging of wells.  Exploration and production  are also  subject to property  rights and other laws  governing  the correlative rights of surface and subsurface owners.

We are subject to the requirements of the Occupational Safety and Health Act, as well as other state and local labor laws, rules and regulations. The cost of compliance with the health and safety requirements is not expected to have a material impact on our aggregate production expenses. Nevertheless, we are unable to predict the ultimate cost of compliance.

 Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere competing for customers. Several of our competitors are large, well-known oil and gas and/or energy companies, but no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. We are more of a regional operator, and have the traditional competitive strengths of one, including recently established contacts and in-depth knowledge of the local geography.  Additionally, there is increasing competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes  that there  exists a viable  market  place for  smaller  producers  of natural  gas and oil and for  operators  of  smaller  natural  gas  transmission systems.

Employees

As of the date of this Report, we had two full time employees, including President, and Vice President. We plan to expand our management team within the next 6-12 months to include a Chief Operations Officer, Field Operations Supervisor, and Administration officer. We currently utilize several outside firms to locate mineral rights for possible leaseholds, as well as for potential acquisition targets. We use independent  consultants who provide  us,  among  other  things,  with  technical  support  and  accounting services. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease ongoing business operations.

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the developmental stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the developmental stage and potential investors should be aware of the difficulties normally encountered by enterprises in this stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the company .

As properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and with the exception of one currently drilled and producing well on our property, we have not yet begun production. We may not establish commercial discoveries on any of the properties.  Failure to make commercial discoveries on any of these properties would prevent our company from earning revenue and could lead to the failure of our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.  Failure to attract and retain qualified personnel could result in a slower and less efficient development of our company.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements will be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, our exploration activities will be curtailed. To date, the majority of expenses have been paid directly by the President or Vice-President. If either party elects to cease paying operating expenses, and the Company is unsuccessful in obtaining outside financing, the Company may not be able to continue its existence.

Our independent auditors have expressed doubt about our ability to continue as a going concern, and the amounts recorded in our financial statements may require adjustments if the assumption that the entity is a going concern proves untrue, which may hinder our ability to obtain future financing.

Our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required.  Further, any financing we do obtain may be on less favorable terms.  Moreover, if the Company should fail to continue as a going concern, there is a risk of total loss of any monies invested in the Company, and it is also possible that, in such event, our shares would be of little or no value.

Failure to properly manage our potential growth would be detrimental to our business.

Any growth in our operations will place a significant strain on our resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Since inception, activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding property related production potential or revenue generation potential. As a result, future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

Drilling operations may not be successful which would harm our ability to operate.

There can be no assurance that future drilling activities will be successful, and we cannot be sure that overall drilling success rate or production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of the capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.  If we are unable to successfully drill for natural gas, we will not have revenue and in turn, the company could fail.

Production initiatives may not prove successful which could have a material adverse effect upon our operations.

The shales from which we intend to produce natural gas frequently contain water, which may hamper the ability to produce gas in commercial quantities. The amount of natural gas that can be commercially produced depends upon the rock and shale formation quality, the original free gas content of the shales, the thickness of the shales, the reservoir pressure, the rate at which gas is released from the shales, and the existence of any natural fractures through which the gas can flow to the well bore. However, shale rock formations frequently contain water that must be removed in order for the gas to detach from the shales and flow to the well bore. The ability to remove and dispose of sufficient quantities of water from the shales will determine whether or not we can produce gas in commercial quantities.

There is no guarantee that the potential drilling locations we have or acquire in the future will ever produce natural gas, which could have a material adverse effect upon the results of operations.

 Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities which could have a material adverse effect upon our operations.

Prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder processing and marketing operations and/or affect sales margins.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulations. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring new leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. With the increased competition for mineral rights leases, we cannot say with certainty that we will be able to expand beyond the current 1500 acres we currently hold. If we are unable to acquire further leaseholds, our drilling activities will be restricted to the acreage we currently maintain, which will in turn limit our growth and revenue.

 Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state or local authorities may be changed and any such changes may have material adverse effects on activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of operations.

In general, exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on the ability to operate and profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate profitably.

RISKS RELATED TO COMMON STOCK

There is currently no active trading market for our common stock, and liquidity of shares of our common stock is limited.

Our common stock is currently listed on the Over-the-Counter Bulletin Board. However, there is currently no regular market or trading in our common stock, and there can be no assurance that an active trading market will develop.
Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

If we fail to remain current on our reporting requirements, we could be removed form the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies listed on the Over the Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts.  There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Our common stock is subject to the U.S. “Penny Stock” Rules and investors who purchase our common stock may have difficulty re-selling their shares as the liquidity of the market for our common stock may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are currently listed on the OTCBB but there is no current regular trading in our common stock. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market

.
The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company ’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

ITEM 2.     DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

Leases for Company Headquarters

Our corporate headquarters are located in leased office space at 6 th Street S. Suite 600, St. Petersburg, Florida.  We entered into a three-year lease for this property on February 1, 2008 and the term commenced on April 1, 2008.  The annual rent is $7,200.  The lease includes a right to renew for one additional three-year period commending April 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Leased Acreage for Drilling Program

Our exploration and development activities have primarily involved the acquisition of proved developed and undeveloped gas properties and the drilling and development of such properties.  In addition to leaseholds on approximate 1800 acres, we have obtained the right of ways to initiate a four well drilling program in the White Oak Quad in Morgan County.  We plan to initiate drilling six to ten wells in the Caney Quad leasehold acreage in Morgan County by years end. The following tables set forth information as of the date of this Report regarding properties in which we have a working interest and information about our developed and undeveloped natural gas acreage.

# of Acres	Farm Name	MR Owner	Date Acquired	Quad
115	Troy Ison	Troy Ison	Mar-08	White Oak
50	Brad Gevedon	Brad Gevedon	Mar-08	West Liberty
70	Chad Gevedon	Chad Gevedon	Mar-08	West Liberty
75	Nellie Johnson	Nellie Johnson	Mar-08	West Liberty
403	Eva Bailey	Eva Bailey	Apr-08	West Liberty
10	Robert Hopkins	Robert Hopkins	May-08	West Liberty
150	Daniel Hager	Daniel Hager	Jun-08	Caney
400	Jerry Eagle	Jerry Eagle	Jun-08	Caney
85	Robert Niece	Robert Niece	Jul-08	White Oak
100	Robert Niece	Robert Niece	Jul-08	White Oak
71	Forsyth Farm	Forsyth Family	Dec-08	No Quad
160	J.L. Blaydes Farm	J.L. Blaydes	Mar-09	East Fork Quad

Total = 1689

(1)  All of the above leases remain in effect for a three-year term.  The majority of the leasors of the property are paid an initial payment of $3.00 per acre for the first year.  If we do not explore and develop the acreage, the leasor will be paid $1.00 per acre for each of the second and third year of the lease.  If we do explore and develop at least one producing well on the leased property, we will pay the leasor a 12.5 percent royalty fee for all marketed gas of the price received at the wellhead or the meter station.  The Company has a 100 percent working interest in the leases.

Rights of Way to Access Leaseholds

# of Acres	Farm Name	Date Acquired	County/Quad	Payment
150	Jackie Lykins	6/14/2008	Morgan/White Oak	$500.00
75	Charles Ray Bailey	6/14/2008	White Oak	$1.00 per ft
100	K.H. Risner	6/14/2008	White Oak	$1.00 per ft
200	Anthony Fredrick	6/14/2008	White Oak	$1.00 per ft
200	Jesse Reed	7/1/2008	White Oak	$1.00 per ft

Wells

In March 2008, the Company acquired the Troy Ison #1 well located in the "White Oak Quad" of Morgan County, Kentucky for $6,000.00. The Troy Ison #1 well was drilled and completed in mid-2002. The well was completed down to the Coniferous formation in Morgan County, Kentucky. Once the appropriate state license was approved for Adventure Energy to act as an operator of wells, the well was transferred over to Adventure Energy, Inc. The Company purchased a bond in the amount of $2,000 to cover the well. Once the company acquires or drills more wells within the state of Kentucky, the company will purchase a Blanket Bond to insure against the expenses the state may incur in plugging these wells in case of abandonment.

ITEM 3.     LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

On February 17, 2009, our common stock became eligible for quotation on the NASD's OTC Bulletin Board under the symbol "ADVE.OB". As of March 24, 2009, there has been no reported trading in our common stock.

Holders

As of   March 24, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 58.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Equity Compensation Plan Information

As of December 31, 2008, we have no equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

On March 28, 2008, the Company issued an aggregate of 10,000 shares of its common stock to Around the Clock Partners, LP, Jim Anderson and Around the Clock Trading & Capital Management at par value in exchange for an initial corporate investment of $10,000.

In June 2008, the Company issued 42,857 shares of common stock to Valvasone Trust in exchange for organizational planning and industry consulting services.

In June 2008, the Company issued an aggregate of 900 shares of common stock to nine landowners in exchange for six leases for mineral rights and two rights of way for a pipeline.

In June 2008 the Company issued 1,412 shares of common stock to Clayton Norris as compensation for consulting services.

In June and July 2008, the Company issued an aggregate of 28,572 shares of common stock at a price of $0.35 per share to four accredited investors through a private placement investment.

In July 2008, the Company issued 1,250,000 shares of common stock to Sichenzia Ross Friedman Ference LLP as compensation for legal services.

In July 2008, the Company issued 69,364 shares of common stock at a per share price of $0.25 to Jim Anderson in exchange for a capital contribution and reimbursement for expenses in the amount of $16,088.83.

The share issuance also included 5,000 shares issued as compensation for services provided as a director of the Company.

In July 2008, the Company issued 57,473 shares of common stock at a per share price of $ 0.25 to Wayne Anderson in exchange for a capital contribution and reimbursement for expenses in the amount of $13,118.46. The share issuance also included 5,000 shares issued as compensation for services provided as a director of the Company.

In July 2008, the Company issued 2,500 shares of common stock to John Haugabook in exchange for consulting services.

In July 2008, the Company issued 210,000 shares of common stock to White Oak Land and Minerals Development, LLC in connection with a development agreement for leaseholds in Kentucky and West Virginia.

In October 2008, the Company issued an aggregate of 30,000 shares of common stock at a price of $0.35 per share to three accredited investors through a private placement investment.

In October 2008, the Company issued 2,500 shares of common stock to B&S Land in connection with a leasing and mineral rights agreement.

In October 2008, the Company issued 110,000 shares of common stock to two non-affiliated parties in exchange for transfer agent and consulting services.

In October 2008, the Company issued 5,000 shares to Jim Anderson and 5,000 shares to Wayne Anderson as compensation for services provided as a director of the Company during the third quarter.

In November 2008, the Company issued 10,000 shares of common stock to Bothum Family Trust as compensation for accounting services.

In November 2008, the Company issued 25,000 shares of common stock to Valvasone Trust in exchange for consulting services.

In November 2008, the Company issued 10,000 shares of common stock to Casey Willis as compensation for consulting services.

In November 2008, the Company issued 200,000 shares of common stock to KOW Land Development, LLC in exchange for geology reports for the Company’s Kentucky leaseholds and acquisitions.

In November 2008, the Company issued 1,500 shares of common stock to Howard Matheny as compensation for consulting services.

In November 2008, the Company issued 500 shares of common stock to Jeff Griffith as compensation for accounting services.

In November 2008, the Company issued 500 shares of common stock to Blair Scanlon as compensation for services to the Company.

In November 2008, the Company issued 100,000 shares of common stock to Outdoor Assets, LLC in exchange for mineral rights research and acquisitions.

In November 2008, the Company issued 40,000 shares of common stock to Davis Management Corp. in exchange for corporate development services.

In December 2008, the Company issued 37,143 shares of common stock at a price of $.35 per share to Randy and Wendy Hunt TRUSTS FBO CIRRUS LIVING REVOCABLE TRUST UA 3/24/2006 through a private placement

     All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Issuer Purchases of Equity Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

Overview

Adventure Energy, Inc. (the “Company”) began operations on March 28, 2008 and is engaged in the natural gas and oil industry focusing on production, exploration, and development. The Company operates gas wells in which they own the majority of the working interest and is presently constructing a gas gathering system to gather natural gas from the wells for delivery to an end recipient. The Company has a leasehold on approximately1,800 acres in addition to rights of way and is presently expanding its land interests in Kentucky and into West Virginia. We have not generated any income since inception, and for the period from March 28, 2008 (inception) to December 31, 2008 we have incurred a net loss of $760,684.

The Company expects to generate long-term reserve and production growth through drilling activities and further acquisitions. The Company believes that its management’s experience and expertise will enable it to identify, evaluate, and develop its natural gas projects. The Company has secured a 100% net revenue interest in a leasehold in Eastern Kentucky covering 1500 acres targeting gas extraction from the Devonian Shale. Approximately 20-30 drilling locations are on this lease and the wells will be from 1,500-2,800 feet vertically. The leasehold is directly adjacent to producing wells. In addition, the Company has leased 160 acres in central Kentucky with a 100% net revenue interest. The Company anticipates that it can drill 10 oil wells on this location varying from 800-1200 feet vertically.

Devonian shales are formed from the mud of shallow seas that existed about 350 million years ago (during the Devonian period of the Paleozoic era). Shale is a very fine-grained sedimentary rock, which is easily breakable into thin, parallel layers. It is a very soft rock, but does not disintegrate when it becomes wet. These shales can contain natural gas, usually when two thick, black shale deposits ’sandwich’ a thinner area of shale. Because of some of the properties of these shales, the extraction of natural gas from shale formations is more difficult (and thus expensive!) than extraction of conventional natural gas. Most of the natural gas containing Devonian shale in the U.S. is located around the Appalachian Basin. Although estimates of the amount of natural gas contained in these shales are high, it is expected that only about 10 percent of the gas is recoverable. However, their potential as a natural gas supply is still very promising, given an adequate technological and economic environment.

The upper Devonian shales of the Appalachian Basin Appalachian Basin, which is known by different names in different areas, have produced gas since the early 20th century. The main producing area straddles the state lines of Virginia, West Virginia and Kentucky but extends through central Ohio and along Lake Erie into the panhandle of  Pennsylvania. More than 20,000 wells produce gas from Devonian shales in the basin. The shale is most commonly produced is the Chattanooga Shale, also called the Ohio Shale. The US Geological Survey estimated a total  resource of 12.2 trillion cubic feet (350 km3) of natural gas in Devonian black shales from Kentucky to New York.12

The Marcellus shale in West Virginia, Pennsylvania, and New York, once thought to be “played out”, is now estimated to hold 168-516 TCF still available with horizontal drilling. [13] It has been suggested that the Marcellus shale and other Devonian shales of the Appalachian Basin, could supply the northeast U.S. with natural gas.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in developmental properties where some combination of these factors exist: (1) opportunities for long production life with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Leasehold Expansion

We intend to acquire adjacent mineral rights leaseholds to further expand our block of acreage for development. We also intend to expand into Wayne County, West Virginia, to explore for leaseholds. The current rate to acquire leaseholds in Eastern Kentucky ranges from $10.00 -$50.00 per acre.

Exploitation of Properties

We intend to maximize the value of properties through a combination of successful drilling, increasing recoverable reserves and reducing operating costs. We employ the latest technology such as directional and horizontal drilling. These methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling.

_________________________________________________________________
12 Milici, R.C., The U.S. Geological Survey Open File Report: Assessment of Undiscovered Natural Gas Resources in Devonian Black Shales, Appalachian Basin, Eastern U.S.A at http://pubs.usgs.gov/of/2005/1268 .
13 Messer, A’ndrea Elyse, Unconventional natural gas reservoir in Pennsylvania poised to dramatically increase US Production at http://www.eurekalert.org/pub_releases/2008-01/ps-ung011708.php ..

Experienced and Dedicated Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel .. While we have not yet adopted a stock option plan, we intend to do so in the near future.

Recent Developments

We have recently staked out four locations for the drilling of wells in the Upper Devonian Shale on our 1500 acre leasehold in Morgan County, Kentucky. Recent data analysis has identified these drilling prospects and we plan to drill these initial wells to a total depth of up to 2,800 feet or to a depth sufficient to adequately test the base of the Upper Devonian Shale formation.

We have entered into drilling commitments with one drilling company for our four proposed initial development wells. This operator is presently drilling wells in the nearby area and is prepared to start drilling at our first locations as soon as we execute final agreements with the operators, the necessary permits are submitted by an engineering firm we have retained and the funds for drilling the wells become available. This drilling company has committed to us to drill the initial four wells and to continue to work with us through our development drilling of our entire 1500 acre leasehold.

Additionally, we have entered negotiations with one of the largest regional natural gas distributors in the Appalachian Region. The distributor will purchase the production of gas from the proposed wells to be located on our leasehold. The gas will be purchased on a delivered basis into this distributor’s utility system or the pipeline system that it manages. The distributor’s pipeline to which we will deliver our natural gas produced is currently shut-in for maintenance and upgrades. The latest update we received from the distributor gives an approximate operational date of late April 2009. After we receive a confirmation of the operational date, we will then begin drilling all wells as part of the “White Oak Quad” drilling program.

We estimate the cost of drilling each well, inclusive of land development, expansion of our gathering system, and completion of each well to be $250,000. We will attempt to joint venture this project with third parties which will pay all, or a significant portion of the costs required to explore for natural gas.

Financing Needs

In order to fund our current drilling program, as well as future drilling programs, we rely upon partnerships and joint ventures with accredited investors. Once the Company becomes profitable, we intend to drill wells in which the Company will maintain 100% of the net revenue.

Including the net proceeds from the 2008 stock offering, the Company only has sufficient funds to conduct its operations for three to six months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to the Company, if at all.

If we are not successful in generating sufficient liquidity from Company operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition.

The Company presently does not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the offering. Due to its brief history and historical operating losses, the Company’s operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

FOR THE PERIOD FROM MARCH 28, 2008 (INCEPTION) TO DECEMBER 31, 2008

Revenues for the period from March 28, 2008 (inception) to December 31, 2008 was $0.  We are still a development stage company and do not expect to generate revenue until we begin active drilling and mining.

Operating Expenses for the period from March 28, 2008 (inception) to December 31, 2008 was $760,684, which included $34,604 in selling, general, and administrative expenses incurred to develop the company and its operations.

Net Loss for the period from March 28, 2008 (inception) to December 31, 2008 was $760,684 and was incurred because we did not have any revenues as we devoted our resources to organizing the company, entering leases, and preparing for active mining and drilling activities.

Liquidity and Capital Resources

As of December 31, 2008 we had cash in the amount of $27,389.

For the period from March 28, 2008 (inception) to December 31, 2008, cash provided (used) by operating activities was ($22,711). A total of $737,973 was received from the issuance of common stock for services and leases for the period March 28, 2008 to December 31, 2008.

For the period from March 28, 2008 (inception) to December 31, 2008, the cash used by investing activities was $6,000, which was primarily from the purchase of gas properties.

For the period from March 28, 2008 (inception) to December 31, 2008, cash provided by financing activities was $56,100, including $46,000 from the issuance of common stock and $10,100 from loans.

Recent Financings

Between June 2008 and March 24, 2009, the Company raised $ 46,793 in private financing from accredited investors. These funds were utilized for the daily operating activities of the company. The investors purchased shares from the Company at $.35 per share. Since inception, the President and Vice-President have funded the Company’s operations.

Off Balance Sheet Arrangements:

None.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 8.     FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2008, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of March 25, 2009. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director will serve until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Date of Election Or Appointment as a Director
Wayne Anderson	43	President and Chairman	March 2008
Jim Anderson	69	Vice-President and Director	March 2008

Wayne Anderson       President and Chairman and Acting Chief Financial Officer

Wayne Anderson has served as the President and Chairman of the Board of Adventure Energy since the incorporation of the company in March 2008.  Prior to founding Adventure Energy, Wayne Anderson acted as the Managing Member and a founding partner of Around the Clock Trading & Capital Management, LLC, an investment management company, and the General Partner of Around the Clock Partners, LP from January 2000 through 2008.  Through the fund Around the Clock Partners, LP, Mr. Anderson has made significant key investments within the natural resources sector. Mr. Anderson has been a vital source in negotiating and executing financing transactions for several small to mid sized companies. From June 1997 through December 1999, Mr. Anderson was a proprietary equities trader. Mr. Anderson practiced as a Podiatric physician from May 1993 through June 1997. Mr. Anderson studied biology at the University of Georgia from 1984 to 1987 and then attended the Temple University School of Podiatric Medicine (formerly the Pennsylvania College of Podiatric Medicine) where he received a doctorate of podiatric medicine (DPM) in 1991

Jim Anderson            Vice President and Director

Jim Anderson is the acting Vice President and serves as a Director of Adventure Energy.  Jim Anderson has been involved in commercial and residential real estate for more than 35 years. He brings a diversified business background in mergers and acquisitions, site selection, project planning and business strategy. From June 1991 through March of 2008, Mr. Anderson served as the President of National Hotel Investment. He was responsible for negotiating and acquiring properties in the hospitality industry. Prior to Mr. Anderson’s commercial and residential real estate career, he worked at Ashland Oil for 12 years. While at Ashland Oil, he was in charge of leaseholds, land acquisitions, and site selection.  Mr. Anderson attended Middle Georgia College for two quarters before leaving to serve in the US Army.

COMMITTEES OF THE BOARD OF DIRECTORS

We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

FAMILY RELATIONSHIPS

Wayne Anderson is the son of Jim Anderson.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, which is attached as an exhibit to this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

Executive Compensation

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Options/SARS Grants During Last Fiscal Year

None.

Directors’ Compensation

The Company ’s directors currently serve without cash compensation.  Directors receive 5,000 shares of common stock for their services per quarter.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 24, 2009, there were 12,731,949 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of March 24, 2009 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Wayne Anderson (2)(3)	5,324,091	41.82%
Jim Anderson	3,123,084	24.53%
Around the Clock Partners, LP (2)	3,053,465	23.98%
Around the Clock Trading & Capital Management, LLC (3)	1,179,700	9.27%
Officers and Directors as a Group (2 persons)	8,447,175	66.35%
______________
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on March 24, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 24, 2009.

(2) Wayne Anderson is a limited partner in Around the Clock Partners, LP and has sole discretion for its investment decisions and sole voting and dispositive power over shares. The General Partner of Around the Clock Partners, LP is Around the Clock Trading & Capital Management LLC. The shares included in Mr. Anderson’s beneficial ownership include shares include 3,053,465 shares held by Around the Clock Partners, LP, 1,179,700 shares held by Around the Clock Trading & Capital Management, LLC, and 469,200 shares held by Mr. Anderson’s children, for which Mr. Anderson is the custodian.
(3) Wayne Anderson is the managing member and sole owner of Around the Clock Trading & Capital Management LLC and has voting and dispositive power over the shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

None of our directors is independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Drakeford & Drakeford, LLC from March 28, 2008 (Inception) through December 31, 2008 for the audits of our annual financial statements for the fiscal year totaled approximately $5,000.00

Audit-Related Fees

We did not incur any assurance and audit-related fees in connection with the audit of the financial statements of the Company from March 28, 2008 (Inception) through December 31, 2008, other than as set forth in “Audit Fees” above.

Tax Fees

For the period from March 28, 2008 (Inception) through December 31, 2008, we did not incur any fees to Drakeford & Drakeford, LLC for services rendered to us for tax compliance, tax advice, or tax planning.

All Other Fees

There were no fees billed to us by Drakeford & Drakeford, LLC for services rendered to us during the period from March 28, 2008 (Inception) through December 31, 2008, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage Drakeford & Drakeford, LLC to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Drakeford & Drakeford, LLC to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15.   EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

3.1	Articles of Incorporation (filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

3.2	Articles of Incorporation (amended and restated) (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

3.3	By-Laws (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

4.1	Specimen certificate of common stock (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by refernece)

10.1	Form of Right of Way Easement and Grant (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.2	Form of Subscription Agreement for Well (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.3	Form of Oil, Gas & Coalbed Methane Lease (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008) and incorporated by reference)

10.4	Gathering Line Operators License dated April 28, 2008 (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.5	Record of transfer of Troy Isom well dated July 2, 2008 (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.6*
Adventure Energy-Rebell Turnkey Drilling Contract, dated March 10, 2009, by and between Adventure Energy, Inc. and Rebell Oil of Kentucky (Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission)

14*	Code of Ethics

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
.
Adventure Energy, Inc.

Date: March 27, 2009	By:	/s/ Wayne Anderson
Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson	President, Acting Chief Financial Officer and Director (Principal	March 27, 2009
Wayne Anderson	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Anderson	Vice-President, and Director	March 27, 2009
Jim Anderson

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ADVENTURE ENERGY, INC.

We have audited the balance sheet of ADVENTURE ENERGY, INC. (a development stage company) as of December 31,2008, and the related statements of operations, changes in stockholders’ equity, and  cash flows for the period from March 28, 2008 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of ADVENTURE ENERGY, INC.,as of December 31, 2008 and the results of its operations and its cash flows for the period from March 28, 2008(Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period March 28, 2008 (inception) to December 31, 2008, has no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC
New York, New York

March 26, 2009

ADVENTURE ENERGY, INC.

(A Development Stage Company)
BALANCE SHEET

December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,389

PROPERTY AND EQUIPMENT
Gas properties	6,000

TOTAL ASSETS	$33,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	$0

LONG-TERM LIABILITIES	0

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.001 par value
each. At December 31, 2008, there are no shares issued and outstanding	0
Common stock authorized 50,000,000 shares, $.001 par value
each. At December 31, 2008, there are 12,239,951 shares issued
outstanding	12,239
Additional paid in capital	781,734
Deficit accumulated during the development stage	(760,684)

Total stockholders’ equity	33,289

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,289

The accompanying notes are an integral part of these statements.

ADVENTURE ENERGY, INC.

(A Development Stage Company)
 STATEMENTS OF OPERATIONS

March 28,
2008, (inception)
to December 30,
2008

Revenue	$0

Operating Expenses
Selling, general and administrative	36,845
Stock issued for legal fees	437,500
Stock issued for consulting and other fees	271,080
Research and development	7,500
Organizational expense	10,000

Total operating expenses	762,925

Net loss from operations	(762,925)

Other income-investment stock gain	2,241

Net loss	$(760,684)

Basic and diluted loss per common share	$(.07)

Weighted average shares outstanding	11,174,225

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated
	Common stock		Additional	During Development
	Shares	Amount	Paid in Capital	Stage	Total
Issuance of common stock for cash
on March 28, 2008 at par value	10,000,000	$10,000	$0	$0	$10,000
(1,000:1 forward stock split on April 1, 2008)

Issuance of common stock for leases and right of
ways at $.35 per share	3,400	3	1,187		1,190

Issuance of common stock for loan repayments
and reimbursements at $.35 per share	83,981	84	29,309		29,393

Issuance of common stock for services at $.35
per share	771,142	771	269,119		269,890

Issuance of common stock for legal fees at $.35
per share	1,250,000	1,250	436,250		437,500

Issuance of common stock for cash at $.35 per
share	131,428	131	45,869		46,000

Net loss for the period March 28, 2008
to December 31, 2008				(760,684)	(760,684)

Balance at December 31, 2008	12,239,951	$12,239	$781,734	$(760,684)	$33,289

The accompanying notes are an integral part of this statement.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

March 28,
2008, (inception)
to December 31,
2008
OPERATING ACTIVITIES
Net loss	$(760,684)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Issuance of common stock for services, leases, and reimbursements	737,973

Cash used by operating activities	(22,711)

INVESTING ACTIVITIES:
Purchase of gas properties	(6,000)

Cash used by investing activities	(6,000)

FINANCING ACTIVITIES:
Issuance of common stock for cash	46,000
Proceeds from loans	10,100

Cash provided by financing activities	56,100

NET INCREASE IN CASH	27,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,389

Supplemental Disclosures of Cash Flow Information:
Interest	$0
Taxes	$0

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Adventure Energy, Inc. (the “Company”) was incorporated in Florida on March 28, 2008. The Company is an independent oil and natural gas company engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia. Our business strategy focuses primarily on the drilling and acquisitions of proved developed and undeveloped properties and on the enhancement and development of these properties.

Basis of Presentation

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents.

Cash and cash equivalents consisted of the following:

Cash	$1,148
E*Trade Securities	26,241
Total	$27,389

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008
NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

ADVENTURE ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial  instruments  which  potentially  subject  the  Company  to a concentration  of credit risk consists  primarily of trade  accounts  receivable with a  variety  of local,  national,  and  international  oil and  natural  gas companies.  Such credit risks are  considered by management to be limited due to the financial resources of the oil and natural gas companies.

ADVENTURE ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES (continued)

Risk Factors

The Company operates in an environment with many financial  risks including, but not limited to, the ability to acquire additional economically recoverable gas reserves, the continued ability to market drilling programs, the inherent risks of the search for, development of and production of  gas, the ability to sell natural gas at prices which will provide attractive rates of return, the volatility and seasonality of  gas production and prices, and the highly competitive nature of the industry as well as worldwide economic conditions.

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between  willing  parties.  Financial  instruments  included  in  the  Company's financial statements include cash and cash equivalents,  short-term investments, accounts receivable,  other receivables,  other assets,  accounts payable, notes payable and due to affiliates.  Unless  otherwise  disclosed in the notes to the financial statements,  the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments.  The  carrying  value  of debt  approximates  fair  value  as terms approximate those currently available for similar debt instruments.

Gas Properties

The Company adopted the successful efforts method of accounting for gas producing activities. Under successful efforts, costs to acquire mineral interest in gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Unproved gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or expired.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES (continued)

Gas Properties (continued)

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized  costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and  related fees due the Company related to its management of various partnerships. The Company follows Statement of Financial Accounting  Standards ("SFAS") No. 121 which requires a  review for impairment whenever circumstances indicate that the carrying  amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any  recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the  interest retained.

Advertising Cost

The Company had no advertising cost for the period of March 28, 2008 (date of inception) to December 31, 2008.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no revenues and has incurred losses of $ 760,684 for the period March 28, 2008 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C--LOSS PER SHARE

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

NOTE D - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE E – COMMON STOCK ISSUANCES/WARRANTS

On March 28, 2008 the Company issued 10,000 shares of its common stock to the founders of the Company at par value. In April  2008, the Company amended it’s certificate of incorporation to increase the authorized number of shares to 50,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.001 par value and also approved a 1,000:1 forward stock split.

For the period of inception (March 28, 2008) to December 31, 2008, the Company issued common shares in the aggregates of 3,400 shares for leases and right of ways, 83,981 shares for loan repayments and reimbursements, 771,142 shares for services, 1,250,000 shares for legal fees, and 131,428 shares for cash all in the amounts of $.35 per share.

In December 2008, warrants to purchase 5,000 shares of common stock at $.50 per share for five years were issued to three individuals through a private placement.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $7,200, payable monthly. The three year lease was entered into on February 1, 2008 and  commenced on April 1, 2008.  We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. For the period April 1, 2008 thru December 31, 2008, rental payments aggregated $ 5,400. Future minimum rental payments are $16,200.

There are no employment contracts as of December 31, 2008.