Form 10-Q
period 2009-03-31
Adventure Energy, Inc.
filed 2009-05-15
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-154799

ADVENTURE ENERGY, INC.
 (Name of registrant in its charter)

Florida	26-2317506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 6th Street South, Suite 600, St Petersburg, FL 33701
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (727) 482-1505

WITH COPIES TO:

Richard A. Friedman, Esq.
Marcelle S. Balcombe, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Flr.
New York, New York 10006
(212) 930-9700

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of registrant’s common stock outstanding, as of May 14, 2009  was 12,952,049.

ADVENTURE ENERGY, INC. INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVENTURE ENERGY, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2009

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the period March 28, 2008 (inception) to
March 31, 2009 and for the three months ended March 31, 2009 (Unaudited)	F-3

Statement of Changes in Stockholders’ Equity for the period
March 28, 2008 (inception) to March 31, 2009 (Unaudited)	F-4

Statements of Cash Flows for the period March 28, 2008 (inception) to
March 31, 2009 and for the three months ended March 31, 2009 (Unaudited)	F-5

Notes to Financial Statements	F-6 - F-12

ADVENTURE ENERGY, INC.

( A Development Stage Company)
BALANCE SHEETS

ASSETS
CURRENT ASSETS	March 31, 2009 UNAUDITED	December 31, 2008
Cash and cash equivalents	$19,905	$27,389

PROPERTY AND EQUIPMENT
Gas properties	6,000	6,000

TOTAL ASSETS	$25,905	$33,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan payable-shareholder	$3,488	$0

Total current liabilities	$3,488	$0

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.001 par value
each. There are no shares issued and outstanding	0	0
Common stock authorized 50,000,000 shares, $.001 par value
each. At March 31, 2009 and December 31, 2008 there are 12,781,949
and 12,239,951 shares issued and outstanding, respectively	12,781	12,239
Additional paid in capital	963,791	781,834
Deficit accumulated during the development stage	(954,155)	(760,684)

Total stockholders’ equity	22,417	33,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,905	$33,389

The accompanying notes are an integral part of these statements.

ADVENTURE ENERGY, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31, 2009	March 28, 2008, (inception) to March 31 ,2009

Revenue	$0	$0

Operating Expenses
Selling, general and administrative	21,361	58,206
Stock issued for legal fees	122,500	560,000
Stock issued for consulting and other fees	54,973	326,053
Research and development	0	7,500
Organizational expense	0	10,000

Total operating expenses	198,834	961,759

Net loss from operations	(198,834)	(961,759)

Other income-investment stock gain	5,363	7,604

Net loss	$(193,471)	$(954,155)

Basic and diluted loss per common share	$(.02)	$(.08)

Weighted average shares outstanding	12,781,949	11,535,557

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED

	Common stock		Additional	Deficit Accumulated During Development
	Shares	Amount	Paid in Capital	Stage	Total
Issuance of common stock for cash
on March 28, 2008 at par value	10,000,000	$10,000	$0	$0	$10,000
(1,000:1 forward stock split on April 1, 2008)
Issuance of common stock for leases and right of
ways at $.35 per share	3,400	3	1,187		1,190

Issuance of common stock for loan repayments
and reimbursements at $.35 per share	83,981	84	29,309		29,393

Issuance of common stock for services at $.35
per share	771,142	771	269,219		269,990

Issuance of common stock for legal fees at $.35
per share	1,250,000	1,250	436,250		437,500

Issuance of common stock for cash at $.35 per
share	131,428	131	45,869		46,000
Net loss for the period March 28, 2008
to December 31, 2008				(760,684)	(760,684)

Balance at December 31, 2008	12,239,951	12,239	781,834	(760,684)	33,389

Issuance of common stock for services at $.35
and $.25 per share	541,998	542	181,957		182,499

Net loss for the period March 31, 2009				(193,471)	(193,471)

Balance at March 31, 2009 (Unaudited)	12,781,949	$12,781	$963,791	$(954,155)	$22,417

The accompanying notes are an integral part of this statement.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31, 2009	March 28, 2008, (inception) to March 31 ,2009
OPERATING ACTIVITIES
Net loss	$(193,471)	$(954,155)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Issuance of common stock for services, leases, and reimbursements	182,499	920,472
Changes in operating assets and liabilities:
Loan payable-shareholder	3,488	3,488

Cash used by operating activities	(7,484)	(30,195)

INVESTING ACTIVITIES:
Purchase of gas properties	0	(6,000)

Cash used by investing activities	0	(6,000)

FINANCING ACTIVITIES:
Issuance of common stock for cash	0	46,000
Proceeds from loans	0	10,100

Cash provided by financing activities	0	56,100

NET INCREASE (DECREASE) IN CASH	(7,484)	19,905

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,389	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,905	$19,905

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0
Taxes	$0	$0

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
Unaudited

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

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents.

Cash and cash equivalents consisted of the following:

Cash	$2,169
E*Trade Securities	17,736
Total	$19,905

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2009
Unaudited

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

March 31, 2009
Unaudited

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

March 31, 2009
Unaudited

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

March 31, 2009
Unaudited

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

Advertising Cost

    The Company had no advertising cost for the period of March 28, 2008 (date of inception) to March 31, 2009.

NOTE B—RELATED PARTY TRANSACTIONS

The President loaned the Company $3,488 for various office expenses during the three months ended March 31, 2009.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2009
Unaudited

NOTE C—GOING CONCERN

    The Company is a development stage Company and has not commenced planned principal operations. The Company had no revenues and has incurred losses of $ 954,155 for the period March 28, 2008 (inception) to March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE D-LOSS PER SHARE

           The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

  NOTE E - INCOME TAXES

           The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and March 31, 2009.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2009
Unaudited

NOTE F – COMMON STOCK ISSUANCES/WARRANTS

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

    During the three months ended March 31, 2009, the Company issued 541,998 shares of common stock for services at $.35 and $.25 per share.

  NOTE G – COMMITMENTS AND CONTINGENCIES

    The Company leases office premises in St. Petersburg, Florida at an annual rental of $7,200, payable monthly. The three year lease was entered into on February 1, 2008 and  commenced on April 1, 2008.  We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. For the period April 1, 2008 thru March 31, 2009, rental payments aggregated $ 7,200. Future minimum rental payments are $14,400.

    As of April 1, 2009, the Company executed an employment contract for the President, Treasurer, and Secretary of the Company upon the terms and provisions, and subject to the conditions, set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on March 31, 2012, unless earlier terminated as provided in the Agreement.

    Executive agrees to accept, for the first year of the Employment Term a salary at an annual rate of $120,000 (the “Salary”), payable in accordance with the Company's regular payroll practices as from time to time in effect, less all withholdings and other deductions required to be deducted in accordance with any applicable federal, state, local or foreign law, rule or regulation. After the first year during the Employment Term, the annual Salary for each successive year will be increased by the lesser of (i) 10% or (ii) the percentage increase, if any, in the CPI for each year just completed measured for the entire twelve (12) month period, plus three percent (3%).

I TEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

     We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest, and are presently drilling oil wells on our current leaseholds in Kentucky. We maintain leaseholds covering approximately 2,700 acres in addition to rights of way and are presently expanding its leasehold interests in Kentucky and into West Virginia. We have not generated any income since inception, and we have incurred a net loss of $954,155 through. March 31, 2009.

     We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects. We have secured a 100% net revenue interest in a leasehold in Eastern Kentucky covering 1500 acres targeting gas extraction from the Devonian Shale. Approximately 20-30 drilling locations are on this lease and the wells will be from 1,500-2,800 feet vertically. The leasehold is directly adjacent to producing wells. In addition, we have leased 1100 acres in southern central Kentucky with a 100% net revenue interest. We anticipate that we can drill up to 30 oil wells on this location varying from 400-2000 feet vertically. We have secured a 100% net revenue interest in a leasehold in Wayne County, West Virginia covering 100 acres targeting gas extraction from the Devonian Shale.

We purchased a 40% working interest in the Larry Hardin #1 well located in Monroe County, Kentucky. This well has been drilled to a total Depth of 400 feet, completed, and is now in production. We anticipate that the first sale from production will occur in May 2009.

We have executed a Letter of Intent to acquire a 50% working interest in 13 wells in Seminole County, Oklahoma. The completion of the acquisition is subject to the satisfaction of certain conditions. No assurance can be given as to whether we will be able to consummate the acquisition or on terms acceptable to us.

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

     The upper Devonian shales of the Appalachian Basin Appalachian Basin, which is known by different names in different areas, have produced gas since the early 20th century. The main producing area straddles the state lines of Virginia, West Virginia and Kentucky but extends through central Ohio and along Lake Erie into the panhandle of  Pennsylvania. More than 20,000 wells produce gas from Devonian shales in the basin. The shale is most commonly produced is the Chattanooga Shale, also called the Ohio Shale. The US Geological Survey estimated a total  resource of 12.2 trillion cubic feet (350 km3) of natural gas in Devonian black shales from Kentucky to New York.[12]

     The Marcellus shale in West Virginia, Pennsylvania, and New York, once thought to be “played out”, is now estimated to hold 168-516 TCF still available with horizontal drilling. [13] It has been suggested that the Marcellus shale and other Devonian shales of the Appalachian Basin, could supply the northeast U.S. with natural gas.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 AND FROM MARCH 28, 2008 (INCEPTION) TO MARCH 31, 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

    Revenues for the period from March 28, 2008 (inception) to March 31, 2008  and the three months ended March 31, 2009 was $0, respectively.  We are still a development stage company and do not expect to generate revenue until we begin active drilling and mining.

   Operating Expenses for the period from March 28, 2008 (inception) to March 31, 2009 was $961,759. Operating expenses for the three months ended march 31, 2009 was $198,834, which included selling, general, and administrative expenses of $21,361.

   Net Loss for the period from March 28, 2008 (inception) to March 31, 2009 was $954,155. Net loss for the three months ended March 31, 2009 was $193,471 and was incurred because we did not have any revenues as we devoted our resources to organizing the company, entering leases, and preparing for active mining and drilling activities.

 LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2009 and December 31, 2008 we had cash and cash equivalents of $19,905 and $27,389, respectively.

     For the period from March 28, 2008 (inception) to March 31, 2009, cash used by operating activities was $30,195. A total of $920,472 was expensed from the issuance of common stock for services and leases for the period March 28, 2008 to March 31, 2009. For the three months ended March 31, 2009, cash used by operating activities was $7,484.

     For the period from March 28, 2008 (inception) to March 31, 2009, the cash used by investing activities was $6,000, which was primarily for the purchase of gas properties. For the three months ended March 31, 2009, there was no cash used for investing activities.

     For the period from March 28, 2008 (inception) to March 31, 2009, cash provided by financing activities was $56,100, including $46,000 from the issuance of common stock and $10,100 from loans. For the three months ended March 31, 2009, there was no cash provided for financing activities.

PLAN OF OPERATION AND FINANCING NEEDS

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

     We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel . While we have not yet adopted a stock option plan, we intend to do so in the near future.

     In order to fund our current drilling program, as well as future drilling programs, we rely upon partnerships and joint ventures with accredited investors. Once we become profitable, we intend to drill wells in which we will maintain 100% of the net revenue.

     Including the net proceeds from the 2008 stock offering, we only have sufficient funds to conduct our operations for three to six months. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all.

     If we are not successful in generating sufficient liquidity from our operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our  business, results of operations liquidity and financial condition.

     We presently do not have any available credit, bank financing or other external sources of liquidity, other than the net proceeds from the offering. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

     We will need additional investments in order to continue operations, but we cannot offer any assurance that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Recently Issued Accounting Pronouncements

None

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our President and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 27, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2009, the Company issued an aggregate of 52,265 shares of common stock to Around the Clock Partners, LP for expenses paid on behalf of the Company in the amount of $13,066.25

In January 2009, the Company issued an aggregate of 20,000 shares of common stock to an accredited investor for a prior financing agreement.

In February 2009, the Company issued 5,220 shares of common stock at a per share price of $0.25 to Jim Anderson in exchange for reimbursement for expenses in the amount of $55.00.
The share issuance also included 5,000 shares issued as compensation for services provided as a director of the Company.

In February 2009, the Company issued 14,513 shares of common stock at a per share price of $0.25 to Wayne Anderson in exchange for reimbursement for expenses in the amount of $2,378.25.
The share issuance also included 5,000 shares issued as compensation for services provided as a director of the Company.

In February and March 2009, the Company issued an aggregate of 100,000 shares of common stock to Valvasone Trust in exchange for consulting services

In March 2009, the Company issued an aggregate of 350,000 shares of common stock to Richard Friedman in exchange for legal services

The above issuances were made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

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

10.6
Adventure Energy-Rebell Turnkey Drilling Contract, dated March 10, 2009, by and between Adventure Energy, Inc. and Rebell Oil of Kentucky (Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission)(previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

14	Code of Ethics (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 15, 2009.

Adventure Energy, Inc.

By:	/s/ Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)