Form 10-K/A
Adventure Energy, Inc.
filed 2009-06-02
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

The number of shares of registrant’s common stock outstanding, as of March 24, 2009 was 12,731,949

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

This annual report on Form 10-K/A ("Form 10-K/A ") is being filed to amend our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Original Form 10-K"), which was originally filed with the Securities and Exchange Commission ("SEC") on March 27, 2009. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-K/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The 10-K/A is being filed to include Exhibit 10.6 for which the Company had requested confidential treatment for certain portions of the Exhibit. The Company has determined to withdraw its request for confidential treatment and is including the exhibit in its entirety in this Form 10-K/A.

The Company has not updated the information contained herein for events occurring subsequent to March 27, 2009, the filing date of the Original Form 10-K

PART III

ITEM 15.                      EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

3.1	Articles of Incorporation (filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

3.2	Articles of Incorporation (amended and restated) (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

3.3	By-Laws (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

4.1	Specimen certificate of common stock (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.1	Form of Right of Way Easement and Grant (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.2	Form of Subscription Agreement for Well (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.3	Form of Oil, Gas & Coalbed Methane Lease (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008) and incorporated by reference)

10.4	Gathering Line Operators License dated April 28, 2008 (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.5	Record of transfer of Troy Isom well dated July 2, 2008 (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.6*	Adventure Energy-Rebell Turnkey Drilling Contract, dated March 10, 2009, by and between Adventure Energy, Inc. and Rebell Oil of Kentucky

14	Code of Ethics (previously filed as an exhibit to the Company’s annual report on Form 10-K on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
.

Adventure Energy, Inc.

Date: June 2, 2009	By:	/s/ Wayne Anderson
Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson Wayne Anderson	President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 2, 2009

/s/ Jim Anderson Jim Anderson	Vice-President, and Director	June 2, 2009

3