Form 10-Q
period 2009-06-30
Adventure Energy, Inc.
filed 2009-08-14
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of August 14, 2009 was 16,229,449.

ADVENTURE ENERGY, INC. INDEX

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVENTURE ENERGY, INC.

( A Development Stage Company)
BALANCE SHEETS

June 30, 2009	December 31, 2008
UNAUDITED

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,733	$27,389

PROPERTY AND EQUIPMENT
Oil and gas properties	68,300	6,000

TOTAL ASSETS	$86,033	$33,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued salaries	$120,000	$0
Loan payable-other	12,825	0
Loan payable-shareholders’	49,295	0

Total current liabilities	182,120	$0

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock authorized 5,000,000 shares, $.001 par value
each. There are no shares issued and outstanding	0	0
Common stock authorized 50,000,000 shares, $.001 par value
each. At June 30, 2009 and December 31, 2008 there are 16,124,449
and 12,239,951 shares issued and outstanding, respectively	16,124	12,239
Additional paid in capital	1,796,074	781,834
Deficit accumulated during the development stage	(1,908,285)	(760,684)

Total stockholders’ equity (deficiency)	(96,087)	33,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,033	$33,389

The accompanying notes are an integral part of these statements.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

For the six months ended		March 28, 2008, (inception)
June 30, 2009	June 30, 2008	to June 30, 2009

Revenue	$0	$0	$0

Operating Expenses
Selling, general and administrative	188,961	33,667	225,806
Stocks issued for legal fees	122,500	0	560,000
Stocks issued for consulting and other expenses	849,998	0	1,121,078
Research and development	0	0	7,500
Organizational expense	0	10,000	10,000

Total operating expenses	1,161,459	43,667	1,924,384

Net loss from operations	(1,161,459)	(43,667)	(1,924,384)

Other income-investment stock gain	13,858	0	16,099

Net loss	$(1,147,601)	$(43,667)	$(1,908,285)

Basic and diluted loss per common share	$(.09)	$.00

Weighted average shares outstanding	13,341,488	10,046,014

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

For the Three months ended	For the three months ended
June 30, 2009	June 30, 2008

Revenue	$0	$0

Operating Expenses
Selling, general and administrative	167,600	33,667
Stock issued for consulting and other expenses	795,025	0
Organizational expense	0	10,000

Total operating expenses	962,625	43,667

Net loss from operations	(962,625)	(43,667)

Other income-investment stock gain	8,495	0

Net loss	$(954,130)	$(43,667)

Basic and diluted loss per common share	$(.07)	$.00

Weighted average shares outstanding	14,245,532	10,046,014

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

Common Stock		Additional	Deficit Accumulated During Development
Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash
on March 28, 2008 at par value	10,000,000	$10,000	$0	$0	$10,000
(1,000:1 forward stock split on April 1, 2008)
Issuance of common stock for leases and right of
ways at $.35 per share	3,400	3	1,187		1,190

Issuance of common stock for loan repayments
and reimbursements at $.35 per share	83,981	84	29,309		29,393

Issuance of common stock for services at $.35
per share	771,142	771	269,219		269,990

Issuance of common stock for legal fees at $.35
per share	1,250,000	1,250	436,250		437,500

Issuance of common stock for cash at $.35 per
share	131,428	131	45,869		46,000
Net loss for the period March 28, 2008
to December 31, 2008				(760,684)	(760,684)

Balance at December 31, 2008	12,239,951	12,239	781,834	(760,684)	33,389

Issuance of common stock for services at $.35
and $.25 per share	3,884,498	3,885	1,014,240		1,018,125

Net loss for the period June 30, 2009				(1,147,601)	(1,147,601)

Balance at June 30, 2009 (Unaudited)	16,124,449	$16,124	$1,796,074	$(1,908,285)	$(96,087)

The accompanying notes are an integral part of this statement.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
UNAUDITED

For the six	March 28, 2008	March 28, 2008
months ended	(inception)	(inception)
June 30, 2009	to June 30, 2008	to June 30, 2009

Net loss	$(1,147,601)	$(43,667)	$(1,908,285)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Issuance of common stock for services, leases, and reimbursements	1,018,125	18,215	1,756,098
Changes in operating assets and liabilities:
Accrued salaries	120,000	0	120,000
Loan payable-other	12,825	0	12,825
Loan payable-shareholders’	49,295	21,555	49,295

Cash provided (used) by operating activities	52,644	(3,897)	29,933

INVESTING ACTIVITIES:
Purchase of oil and gas properties	(62,300)	(6,000)	(68,300)

Cash used by investing activities	(62,300)	(6,000)	(68,300)

FINANCING ACTIVITIES:
Issuance of common stock for cash	0	10,000	46,000
Proceeds from loans	0	0	10,100

Cash provided by financing activities	0	10,000	56,100

NET INCREASE (DECREASE) IN CASH	(9,656)	103	17,733

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,389	0	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,733	$103	$17,733

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0
Taxes	$0	$0	$0

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
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

Basis of Presentation

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the six months and three months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

     Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents.
Cash and cash equivalents consisted of the following:

Cash	$10,305
Lighthouse Financial	7,412
E*Trade Securities	16
Total	$17,733

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009
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

June 30, 2009
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

June 30, 2009
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

June 30, 2009
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

Advertising Cost

The Company had no advertising cost for the period of March 28, 2008 (date of inception) to June 30, 2009.

NOTE B—RELATED PARTY TRANSACTIONS

The shareholders loaned the Company $49,295 at no interest for various expenses during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company issued 3,029,733 shares of common stock to officers of the Company for services at $.25 per share.

See Note-H for executives’ employment agreement.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009
Unaudited

NOTE C—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no revenues and has incurred losses of $1,908,285 for the period March 28, 2008 (inception) to June 30, 2009 and negative working capital aggregating $ 164,387. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

  NOTE E - INCOME TAXES

           The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and June 30, 2009.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009
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

During the six months ended June 30, 2009, the Company issued 3,884,498 shares of common stock for services at $.35 and $.25 per share.

NOTE G – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $ 12,825 as of June 30, 2009.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $7,200, payable monthly. The three year lease was entered into on February 1, 2008 and  commenced on April 1, 2008.  We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. For the period April 1, 2008 thru June 30, 2009, rental payments aggregated $ 9,000. Future minimum rental payments are $12,600.

As of April 1, 2009, the Company executed an employment contract for the President, Vice-President, Treasurer, and Secretary of the Company upon the terms and provisions, and subject to the conditions, set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on March 31, 2012, unless earlier terminated as provided in the Agreement.

Executives agree to accept, for the first year of the Employment Term a salary at an annual rate of $120,000 for the President and $60,000 for the Vice-President, payable in accordance with the Company's regular payroll practices as from time to time in effect, less all withholdings and other deductions required to be deducted in accordance with any applicable federal, state, local or foreign law, rule or regulation. After the first year during the Employment Term, the annual salary for each successive year will be increased by the lesser of (i) 10% or (ii) the percentage increase, if any, in the CPI for each year just completed measured for the entire twelve (12) month period, plus three percent (3%).

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

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest, and are presently drilling oil wells on our current leaseholds in Kentucky. We maintain leaseholds covering approximately 3,600 acres in addition to rights of way and are presently expanding our leasehold interests in Kentucky and into West Virginia. Our first revenue from production was generated in July 2009. We have incurred a net loss of $ 1,147,601 for the 6 month period ending June 30, 2009.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects. We have secured a 100% net revenue interest in a leasehold in Eastern Kentucky covering 1500 acres targeting gas extraction from the Devonian Shale. Approximately 20-30 drilling locations are on this lease and the wells will be from 1,500-2,800 feet vertically. The leasehold is directly adjacent to producing wells. In addition, we have leased several tracts totaling approximately 2000 acres in southern central Kentucky where we hold on average a 90% net revenue interest. We anticipate that we can drill in excess of 40 oil wells on these leaseholds varying from 400-2000 feet vertically. We have secured a 100% net revenue interest in a leasehold in Wayne County, West Virginia covering 100 acres targeting gas extraction from the Devonian Shale.

     Our current operation is focused in the South Central Kentucky region encompassing the counties of Allen, Monroe, Metcalfe, Green, Hart, and Barren. Our Eastern Kentucky project is concentrated in the counties of Morgan and Magoffin. We currently have the majority Working Interest in nine oil wells of which four are currently in production. Of these four, the average daily production is 4 barrels of oil per day (BOD) with a range of 2-6 BOD. We are currently reworking two of the oil wells not in production and anticipate that we will have them in production before the end of August. The remaining three  non-producing oil wells will be reworked and placed back into production over the course of the next few months.

We also maintain the majority working Interest in 4 producing natural gas wells. Our two wells located in Eastern Kentucky are currently shut-in due to issues with the receiving transmission pipeline. We anticipate that as we expand our operations in this region, we can satisfactorily resolve this issue and place both wells back into production. We are currently identifying delivery options for the two producing natural gas wells for which we maintain a 100% Working Interest in Hart County, Kentucky. When we initiate the rework of two previously producing oil wells on the same leasehold, our plan is to construct a pipeline for delivery of natural gas produced from these wells.

We continue to seek to identify oil wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these oil wells upon terms that are satisfactory to the Company.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop oil and natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the acquisition of previously drilled wells, reworking of wells, and drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2008  AND 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues for the three months ended June 30, 2009 and June 30, 2008 were $0 and $0 respectively. The Company had revenues of $0 and $0 for period from March 28, 2008 (inception) to June 30, 2008. For the six months ended June 30, 2009, the Company had revenues of $0.  We are still a development stage company and do not expect to generate revenue until we begin active drilling and mining. Revenues for the six months period ended June 30, 2009 was $0.

Operating Expenses for the three months ended June 30, 2008 was $43,667. Operating expenses for the three months ended June 30, 2009 was $962,625, which included selling, general, and administrative expenses of $167,600.The increase in operating expenses  was mainly from the issuance of common stock for consulting and other fees.

Operating Expenses for the period from March 28, 2008 (inception) to June 30, 2008 was $43,667. Operating expenses for the six months ended June 30, 2009 was $1,161,459, which included selling, general, and administrative expenses of $188,961. The increase in operating expenses was mainly from the issuance of common stock for consulting, legal and other fees of $972,498.

Net Loss for the period from March 28, 2008 (inception) to June 30, 2008 was $43,667. Net loss for the three months ended June 30, 2009 was $954,130 and was incurred because we did not have any revenues as we devoted our resources to organizing the company, entering leases, and preparing for active mining and drilling activities. The increase in net loss was mainly from the issuance of common stock for consulting and other fees.

Net Loss for the period from March 28, 2008 (inception) to June 30, 2008 was $43,667. Net loss for the six months ended June 30, 2009 was $1,147,601 and was incurred because we did not have any revenues as we devoted our resources to organizing the company, entering leases, and preparing for active mining and drilling activities. The increase in net loss was mainly from the issuance of common stock for consulting and other fees.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 and December 31, 2008 we had cash and cash equivalents of $17,733 and $27,389, respectively.

For the period from March 28, 2008 (inception) to June 30, 2008, cash used by operating activities was $3,897. A total of $18,215 was expensed from the issuance of common stock for services and leases for the period March 28, 2008 to June 30, 2008. For the six months ended June 30, 2009, cash provided by operating activities was $52,644. A total of $1,018,125 was expensed from the issuance of common stock for services, leases and reimbursements.

For the period from March 28, 2008 (inception) to June 30, 2008, the cash used by investing activities was $6,000, which was primarily for the purchase of gas properties. For the six months ended June 30, 2009, there was $62,300, which was primarily for the purchase of oil and gas properties.

For the period from March 28, 2008 (inception) to June 30, 2008, cash provided by financing activities was $10,000 from the issuance of common stock. For the six months ended June 30, 2009, there was no cash provided for financing activities.

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

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel. While we have not yet adopted a stock option plan, we intend to do so in the near future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2009, the Company issued an aggregate of 170,100 shares for consulting services.

In May 2009, the Company issued 162,400 shares to an accredited investor at a price of $0.25 per share.

In May 2009, the Company issued an aggregate of 2,005,000 to its President and 1,005,000 shares to its Vice-President as compensation pursuant to the employment agreements and for board service.

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

10.6
Adventure Energy-Rebell Turnkey Drilling Contract, dated March 10, 2009, by and between Adventure Energy, Inc. and Rebell Oil of Kentucky (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

10.7	Employment Agreement between Wayne Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009

10.8	Employment Agreement between Jim Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009)

14	Code of Ethics (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on August 14, 2009.

Adventure Energy, Inc.

By:	/s/ Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)