Form 10-Q
period 2009-09-30
Adventure Energy, Inc.
filed 2009-11-16
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Issuer’s telephone Number: (727) 824-2800

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2009 was 16,229,449.

ADVENTURE ENERGY, INC.

2

PART I   – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVENTURE ENERGY, INC.

 ( A Development Stage Company)

BALANCE SHEETS

	September 30, 2009 UNAUDITED	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,133	$27,389

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	6,152	0
Oil and gas properties	114,341	6,000

Total property and equipment, net	120,493	6,000

OTHER ASSETS
Notes receivable	1,001,300	0
Investment-SLMI Options, LLC	99,600	0
Debenture escrow	99,190	0

Total other assets	1,200,090	0

TOTAL ASSETS	$1,348,716	$33,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$165,905	$0
Loan payable-other	2,950	0
Loan payable-shareholders’	84,645	0
Convertible debenture payable	50,000	0

Total current liabilities	303,500	0

LONG-TERM LIABILITIES
Note payable	1,000,000	0

Total long-term liabilities	1,000,000	0

STOCKHOLDERS’ EQUITY
Preferred stock authorized 3,000,000 shares, $.001 par value-Series A	1,000	0
At September 30, 2009 there are 1,000,000 shares issued and outstanding
Preferred stock authorized 300,000 shares, $.001 par value-Series B	300	0
At September 30, 2009 there are 300,000 shares issued and outstanding
Common stock authorized 50,000,000 shares, $.001 par value
each. At September 30, 2009 and December 31, 2008 there are 21,585,910
and 12,239,951 shares issued and outstanding, respectively	21,586	12,239
Additional paid in capital	2,285,014	781,834
Deficit accumulated during the development stage	(2,262,684)	(760,684)

Total stockholders’ equity	45,216	33,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,348,716	$33,389

The accompanying notes are an integral part of these statements.

ADVENTURE ENERGY, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

	For the nine months ended September 30, 2009 September 30, 2008		March 28, 2008, (inception) to September 30, 2009

Revenue	$52,551	$0	$52,551

Operating Expenses
Selling, general and administrative	305,884	43,144	346,632
Stocks issued for legal fees	125,851	0	560,000
Stocks issued for consulting and other expenses	1,136,674	456,590	1,404,961
Research and development	0	0	7,500
Organizational expense	0	10,000	10,000

Total operating expenses	1,568,409	509,734	2,329,093

Net loss from operations	(1,515,858)	(509,734)	(2,276,542)

Other income-investment stock gain	13,858	0	13,858

Net loss	$(1,502,000)	$(509,734)	$(2,262,684)

Basic and diluted loss per common share	$(.10)	$(.05)

Weighted average shares outstanding	14,626,579	10,470,578

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2009	For the three months ended September 30, 2008

Revenue	$52,551	$0

Operating Expenses
Selling, general and administrative	123,067	9,477
Stock issued for consulting and other expenses	283,883	456,590
Organizational expense	0	0

Total operating expenses	406,950	466,067

Net loss from operations	(354,399)	(466,067)

Other income-investment stock gain	0	0

Net loss	$(354,399)	$(466,067)

Basic and diluted loss per common share	$(.02)	$(.05)

Weighted average shares outstanding	17,116,150	10,258,296

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED

						Deficit Accumulated
	Common stock		Preferred Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid in Capital	Stage	Total
Issuance of common stock for cash
on March 28, 2008 at par value	10,000,000	$10,000			$0	$0	$10,000
(1,000:1 forward stock split on April 1, 2008)
Issuance of common stock for leases and right of
ways at $.35 per share	3,400	3			1,187		1,190

Issuance of common stock for loan repayments
and reimbursements at $.35 per share	83,981	84			29,309		29,393

Issuance of common stock for services at $.35
per share	771,142	771			269,219		269,990

Issuance of common stock for legal fees at $.35
per share	1,250,000	1,250			436,250		437,500

Issuance of common stock for cash at $.35 per
share	131,428	131			45,869		46,000
Net loss for the period March 28, 2008
to December 31, 2008						(760,684)	(760,684)

Balance at December 31, 2008	12,239,951	12,239	0	0	781,834	(760,684)	33,389
Issuance of Series A and B shares at par value			1,300,000	1,300			1,300
Issuance of common stock for services at $0.664
thru $0.35 per share	9,345,959	9,347			1,503,180		1,512,527

Net loss for the period September 30, 2009						(1,502,000)	(1,502,000)

Balance at September 30, 2009 (Unaudited)	21,585,910	$21,586	1,300,000	$1,300	$2,285,014	$(2,262,684)	$45,216

The accompanying notes are an integral part of this statement.

ADVENTURE ENERGY, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30, 2009	For the nine months ended to September 30, 2008	March 28, 2008 (inception) to September 30, 2009

OPERATING ACTIVITIES
Net loss	$(1,502,000)	$(509,734)	$(2,262,684)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Issuance of common stock for services, leases, and reimbursements	1,512,526	500,982	2,261,505
Changes in operating assets and liabilities:
Accrued expenses	165,905	0	165,000
Loan payable-other	2,950	0	2,950
Loan payable-shareholders’	84,646	0	84,645

Cash provided (used) by operating activities	264,027	(8,752)	251,416

INVESTING ACTIVITIES:
Investment in SLMI Options	(99,600)	0	(99,600)
Purchase of property and equipment	(114,493)	(6,000)	(120,493)

Cash used by investing activities	(214,093)	(6,000)	(220,093)

FINANCING ACTIVITIES:
Issuance of common stock for cash	0	17,500	46,000
Debenture escrow	(99,190)		(99,190)
Proceeds from loans	50,000	0	50,000

Cash provided (used) by financing activities	(49,190)	17,500	(3,190)

NET INCREASE IN CASH EQUIVALENTS	744	2,748	28,133

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,389	0	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,133	$2,748	$28,133

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0
Acquisition of SMLI Options –Preferred Stock, net of notes	$1,300	$0	$1,300
Taxes	$0	$0	$0

The accompanying notes are an integral part of these statements

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009
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

Basis of Presentation

          The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the nine months and three months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

     Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents.
Cash and cash equivalents consisted of the following:

Cash	$26,605
Lighthouse Financial	1,512
E*Trade Securities	16
Total	$28,133

ADVENTURE ENERGY, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
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

September 30, 2009
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

September 30, 2009
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

September 30, 2009
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

Advertising Cost

The Company had advertising cost in the amount of $930 for the period of March 28, 2008 (date of inception) to September 30, 2009.

NOTE B—RELATED PARTY TRANSACTIONS

The shareholders loaned the Company $84,645 at no interest for various expenses during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company issued 3,029,733 shares of common stock to officers of the Company for services at $.25 per share.
See Note-I for executives’ employment agreement.

ADVENTURE ENERGY, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
Unaudited

NOTE C—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $2,262,684 for the period March 28, 2008 (inception) to September 30, 2009 and negative working capital aggregating $ 275,367. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and September 30, 2009.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
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

During the nine months ended September 30, 2009, the Company issued 9,345,959 shares of common stock for services at rates varying between $.35 and $.0664 per share.

NOTE G – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $ 2,950 as of September 30, 2009.

NOTE H – CONVERTIBLE DEBENTURE PAYABLE

On September 25, 2009, the Company entered into a Debenture Securities Purchase Agreement (“Debenture Agreement”) with Atlas Capital Partners, LLC, (“Atlas”) pursuant to which the Company issued to Atlas Fifty Thousand Dollars ($50,000) in secured convertible debentures (the “Debentures”) dated of even date with the Debenture Agreement. The Debentures were fully funded on September 25, 2009.  The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.25 or (b) seventy percent (70%) of the two lowest volume weighted average prices of common stock for ten (10) trading days immediately preceding the conversion date.  The Debentures have a term of nine (9) months, piggy-back registration rights and accrue interest at a rate equal to seven percent (7%) per year.  The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Atlas, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
Unaudited

  NOTE I – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $7,200, payable monthly. The three year lease was entered into on February 1, 2008 and commenced on April 1, 2008.  We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. For the period April 1, 2008 thru June 30, 2009, rental payments aggregated $ 9,000. Future minimum rental payments are $ 9,900.

As of April 1, 2009, the Company executed an employment contract for the President, Vice-President, Treasurer, and Secretary of the Company upon the terms and provisions, and subject to the conditions, set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on March 31, 2012, unless earlier terminated as provided in the Agreement.  The Agreement included options to the President to purchase 500,000 shares of common stock at an average price of $.75 per share and 250,000 shares to the Vice-President. In addition, the Vice-President can be issued annual grants of 125,000 options on May 1 of each year of employment throughout the duration of the term at an average price of $.75.

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

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
Unaudited

NOTE J- LENDER ACQUISITION AGREEMENT/SUBSIDIARIES

 A lender acquisition agreement was entered into on September 4, 2009 by Adventure Energy, Inc. and SLMI Holdings, LLC.

This Agreement is made with respect to loans made by SLMI Holdings, LLC to Harry Thompson (“Thompson”), Harlis Trust (“Trust”), Wilon Resources Inc. (“Wilon”) and/or Wilon Gathering System Inc. Purchase Price. Adventure agrees to pay the following consideration herewith in return for conveyance of the Lender Units:

$500,000 in financing given May 6, 2005 for construction of a natural gas gathering system in Kentucky (the “Gathering System Loan”), $300,000 mortgage on the Wilon business offices given October 13, 2005 (the “Office Loan”), $175,000 in financing given on October 24, 2006 to finance 176 acres of land in West Virginia and to finance the placement of a natural gas treatment station (the “WV Loan”); these loans include that certain Amendment to Loan Agreements dated August 2, 2006, that certain Receipt for Shares Pledged as Collateral dated December 8, 2007 and that certain Second Amendment to Loan Agreements dated January 27, 2009 (with 7.8 million Wilon shares attached and pledged as additional collateral). Further, the Borrowers and SLMI have agreed to special terms for assignment of loan rights by SLMI and subsequent holders of the loans pursuant to that Acknowledgment by Borrowers delivered Jan. 5, 2009.

$1,000,000 in financing was made payable by secured promissory note. By December 31, 2010, Adventure shall have paid at least $250,000 in cash toward the Secured Note. By December 31, 2011, Adventure shall have paid at least $200,000 more. By December 31, 2012, Adventure shall have paid at least $300,000 more. All unpaid principal and interest shall be due no later than December 31, 2013. To the extent Adventure tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012. From January, 2010 to December, 2013, a minimum monthly cash installment of $4,000 shall be paid by Adventure on the Secured Note until it is paid in full. Additional Security and Collateral for the Secured Note and the covenants hereunder:

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
Unaudited

NOTE J- LENDER ACQUISITION AGREEMENT/SUBSIDIARIES (Continued)

The Company issued 1 million shares of Series A Preferred Stock at the stated value of One    Dollar ($1.00) per share in the name of Owner. These shares shall be convertible into 10 million voting common shares of Adventure in an Event of Default under this Agreement. The preferred shares shall be voting (1 for 1 basis) and shall include the right to appoint a non-voting, ex-officio member of the Board of Directors who shall also be a non-voting, ex-offico member of all committees of the Board of Directors. The Company issued three hundred thousand (300,000) Series B Preferred Shares to Owner that are convertible into 3 million (3,000,000) common shares of Adventure.

On July 20, 2009 the Company formed E-2 Investments, LLC to hold equity and energy investments. No transactions have occurred as of September 30, 2009.

NOTE K-PREFERRED STOCK

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Three Hundred Thousand (300,000) shares.

ADVENTURE ENERGY, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009
Unaudited

NOTE L – SUBSEQUENT EVENTS

On October 23, 2009, E 2 Investments, LLC, a subsidiary of the Company, was the successful high bidder in an auction of 7,800,000 shares of Wilon Resources, Inc. The shares were auctioned by SLMI Options, LLC, a wholly owned subsidiary of the Company, after they were seized as collateral due to a non-cured default on three commercial loans.

On November 5, 2009, an asset purchase agreement was entered into between KYTX Oil & Gas, LLC and Adventure Energy, Inc. Adventure Energy, Inc. agreed to buy leaseholds, well assignments and on field equipment at a total price of $120,000.

On November 13, 2009, E 2 Investments, LLC, a subsidiary of the Company, executed a Securities Purchase Agreement with Harlis Trust to purchase all shares of Wilon Resources, Inc. controlled by the Trust. In addition, Mr. Harry Thompson, the President of Wilon Resources and Trustee of the Trust, has agreed to resign as an officer and director of the Company. Additional information pertaining to the Securities Purchase Agreement can be found in the accompanying Exhibit.

 ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest, and are presently drilling oil wells on our current leaseholds in Kentucky. We maintain leaseholds covering approximately 5,700 acres in addition to rights of way and are presently expanding our leasehold interests in Kentucky and West Virginia. Our first revenue from production was generated in July 2009. We have incurred a net loss of $ 1,502,000 for the 9 month period ending September 30, 2009.

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

Our current operation is focused in the South Central Kentucky region encompassing the counties of Allen, Monroe, Metcalfe, Adair, Green, Hart, and Barren. Our Eastern Kentucky project is concentrated in the counties of Morgan and Magoffin. We currently have the majority Working Interest in forty-five oil wells of which fifteen are currently in production. Of these fifteen, the average daily production is 4 barrels of oil per day (BOD) with a range of 2-6 BOD. We are currently making minor repairs to four of thefifteen oil wells which have been in production. These repairs include running new electrical, building new tank batteries, replacing pump jacks, shooting plugs to block water production. We intend to selectively rework the remaining 30 wells which we acquired in the Asset Purchase agreement over the next several months..

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

We continue to seek to identify oil and natural wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these wells upon terms that are satisfactory to the Company.

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

Recent Developments

Over the past six months  we have  leased approximately 2000 acres of mineral rights in south central Kentucky, more specifically in the counties of Adair, Hart, Metcalfe, Green, and Russell. This brings the total leased acreage held by the Company to approximately 5,700 acres inclusive of the leaseholds we acquired in the recent Asset Purchase agreement.. It is our  intention to rework each of these wells over the next 3 months and place them back into production. .  We have commenced  a the rework on several of the previously drilled wells acquired recently.. It is our  intention to continue to lease adjacent tracts of mineral rights and previously drilled wells over the next 12-18 months. In addition, we may drill new wells exploring for oil and natural gas on the same leased acreage.

In September 2009, we initiated a 20 well rework program titled the Adventure-SCK Phase 1, GP under which we intend to rework 20 previously drilled wells and place them back in production.. We will need to raise funds to complete the rework program. However, there can be no assurance that we will be able to successfully raise funds to fund the program.  We will act as the Managing Member of the program and will also receive a working interest in the program.

Also in September of 2009, the Company acquired SLMI Options, LLC a Nevada limited liability company. With the acquisition, the Company inherited three commercial notes issued by Wilon Resources, Inc., a public company incorporated in Tennessee. The total due by Wilon Resources at the time of this filing is approximately $1.5 million. The notes are secured by 7.8 million shares of Wilon Resources, a commercial office building in Chattanooga, Tennessee, a tract of land in Wayne County, West Virginia, and a 7.5 mile easement whereby a natural gas pipeline is constructed between Floyd and Magoffin counties in Kentucky. In addition, the notes are secured by a Uniform Commercial Code filing whereby Wilon Resources, Wilon Gathering, Harry Thompson, and Harlis Trust are listed as the debtors.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008  AND 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues for the three months ended September 30, 2009 and September 30, 2008 were $52,551 and $0 respectively. The Company had revenues of $ 52,551 for period from March 28, 2008 (inception) to September 30, 2009. For the nine months ended September 30, 2009, the Company had revenues of $ 52,551. Revenues for the nine months period ended September 30, 2009 was $0.

Operating Expenses for the three months ended September 30, 2009 was $ 406,950. Operating expenses for the three months ended September 30, 2008 was $ 466,067. The decrease in operating expenses  was mainly from the decrease in  consulting and legal fees.

Operating Expenses for the period from March 28, 2008 (inception) to September 30, 2009 was $2,329,093. Operating expenses for the nine months ended September 30, 2009 was $1,568,409, which included selling, general, and administrative expenses of $305,884. Operating expenses for the nine months ended September 30, 2008 was $ 509,734.The increase in operating expenses was mainly from the issuance of common stock for consulting, legal and other fees of $805,935.

Net Loss for the period from March 28, 2008 (inception) to September 30, 2009 was $2,262,684. Net loss for the three months ended September 30, 2009 and 2008 was $354,399 and 466,067, respectively.  The decrease in net loss was mainly from the decrease  in consulting and legal fees.

Net Loss for the nine months ended September 30, 2009 and 2008 was $1,502,000 and  $509,734, respectively. The increase in net loss was mainly from the issuance of common stock for consulting, legal and other fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 and December 31, 2008 we had cash and cash equivalents of $28,133 and $27,389, respectively.

For the period from March 28, 2008 (inception) to September 30, 2009, cash provided by operating activities was $ 251,416. A total of $2,261,505 was expensed from the issuance of common stock for services and leases for the period March 28, 2008 to September 30, 2009. For the nine months ended September 30, 2009, cash provided by operating activities was $264,027. A total of $1,512,526 was expensed from the issuance of common stock for services, leases and reimbursements.

For the period from March 28, 2008 (inception) to September 30, 2009, the cash used by investing activities was $220,093, which was primarily for the purchase of gas properties. For the nine months ended September 30, 2009, there was $214,093, which was primarily for the purchase of oil and gas properties. For the nine months ended September 30, 2008, there was $6,000 used  by investing activities.

For the nine months ended September 30, 2009, there was $49,190 used for financing activities, compared to $17,500 provided by financing activities for the nine months ended September 30, 2008.

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

Recent Financings

Between June 2008 and March 24, 2009, the Company raised an aggregate of $ 46,793 in private placement offerings to accredited investors. These funds were utilized for the daily operating activities of the company. The investors purchased shares from the Company at $.35 per share. Since inception, the President and Vice-President have funded the Company’s operations.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Recently Issued Accounting Pronouncements

None

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2009, the Company issued 50,000 shares of common stock at a per share price of $0.11 to John P. Richardson in exchange for the purchase of a generator

In August 2009, the Company issued an aggregate of 30,000 shares of common stock at a per share price of $0.11 to two participants who purchased a working interest in one of the Company’s wells.

In August 2009, the Company issued 25,000 shares of common stock at a per share price of $0.11 to Republic Exploration in exchange for consulting services

In September 2009, the Company issued 1,500,000 shares of common stock at a per share price of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services

In September 2009, the Company issued 1,209,628 shares of common stock at a per share price of $0.08 to Tangiers, LP as collateral for the Debenture

In September 2009, the Company issued 1,696,833 shares of common stock at a per share price of $0.10 to Tangiers, LP as a commitment fee for a financing transaction.

The above issuances were made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders holding a majority of the Company’s outstanding shares approved the filing of amended and  restated articles of incorporation of the Company which increased the Company’s  authorized capital to 200,0000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 3,000,000 shares were designated as Series A Preferred Stock and 300,000 were designated as Series B Preferred Stock.

 ITEM 5. OTHER INFORMATION

On October 23, 2009, E 2 Investments, LLC, a subsidiary of the Company, was the successful high bidder in an auction of 7,800,000 shares of Wilon Resources, Inc. The shares were auctioned by SLMI Options, LLC, a wholly owned subsidiary of the Company, after they were seized as collateral due to a non-cured default on three commercial loans.

On November 13, 2009, E 2 Investments, LLC, a subsidiary of the Company, executed a Securities Purchase Agreement with Harlis Trust to purchase all shares of Wilon Resources, Inc. controlled by the Trust. In addition, Mr. Harry Thompson, the President of Wilon Resources and Trustee of the Trust, has agreed to resign as an officer and from the Board of Wilon. Additional information pertaining to the Securities Purchase Agreement can be found in the accompanying Exhibit.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

3.2	Articles of Incorporation (amended and restated) (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

3.3	Amended and Restated Articles of Incorporation filed with the Secretary of State on October 21, 2009.

3.4	By-Laws (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

4.1	Specimen certificate of common stock (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

10.1	Form of Right of Way Easement and Grant (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.2	Form of Subscription Agreement for Well (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 incorporated by reference)

10.3	Form of Oil, Gas & Coalbed Methane Lease (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008) and incorporated by reference)

10.4	Gathering Line Operators License dated April 28, 2008 (previously filed with Form S-1 (File No. 333-154799)

10.5	Record of transfer of Troy Isom well dated July 2, 2008 (previously filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

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

10.9
Lender Acquisition Agreement dated as of September 4, 2009 among Adventure Energy. Inc., SLMI Holdings, LLC and SLMI Options, LLC. Previously filed with Current Report on Form 8-K filed with the SEC on September 11, 2009)

10.10*	Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009.

10.11*	Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009.

10.12*	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc.

10.13*	Secured Convertible Debenture issued to Atlas Capital Partners, LLC

10.14*	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC.

10.15*	Securities Purchase Agreement by and among, E 2 investments, LLC and Harlis Trust dated as of November 10, 2009

14	Code of Ethics (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on November 16, 2009.

Adventure Energy, Inc.

By:	/s/ Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)