Form 10-K
period 2009-12-31
US NATURAL GAS CORP
filed 2010-04-15
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-51837

US NATURAL GAS CORP
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

As of April 12, 2010, there were 24,438,910 shares of the registrant's common stock, par value $0.0001, issued and outstanding.  Of these, 15,594,045 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is $1,247,523.60, based on the closing price of $0.08 for the registrant’s common stock on April 12, 2010.  Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

  DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, including the drilling of our initial gas wells, longer term drilling programs and additional leasehold acquisitions, the viability of the crude and shale gas fields in south central Kentucky and West Virginia, our ability to build and maintain a successful operations infrastructure and to effectively drill and develop producing wells, the successful negotiation and execution of cost-effective third-party crude and gas drilling and distribution agreements, the continued commitment of drill rig operators and future economic conditions and volatility in energy prices.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview

US Natural Gas Corp (“US Natural Gas”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008 under the name of Adventure Energy, Inc. As discussed further below, US Natural Gas is in the oil and natural gas industry and is engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia.  Our business activities focus primarily on the drilling and acquisition of proven developed and underdeveloped proprieties and on the enhancement and development of these properties.

On March 22, 2010, the Company amended the Articles of Incorporation to effectively change its name to US Natural Gas Corp.  On April 14, 2010, the name change became effective along with a change in the Company's trading symbol from "ADVE" to "UNGS".

Recent Developments

On March 19, 2010, the Company's shareholders approved the acquisition of Wilon Resources, Inc., a Tennessee corporation. The newly acquired Wilon will become a wholly owned subsidiary of the Company. Wilon currently maintains 12,000 acres of mineral rights leases in Wayne County, West Virginia. Our combined entities now have approximately 17,000 acres of mineral rights leases in the states of Kentucky and West Virginia, 115 natural gas wells, and 30 oil wells.

On November 5, 2009 an asset purchase agreement was entered into between KYTX Oil & Gas, LLC and the Company.  The Company agreed to buy leaseholds, well assignments, and on field equipment at a total purchase price of $120,000.

In September 2009, the Company initiated a 20 well rework program titled the Adventure-SCK Phase 1, GP. The Company, through a private placement memorandum, intends to sell 20 units priced at $45,000/unit to raise a total of $900,000. The capital raised will be used to rework 20 previously drilled wells and place them back into production. Each investor will retain a working interest in the program. The Company will act as the Managing Member of the program and will also receive a working interest in the program.

Also in September of 2009, the Company acquired SLMI Options, LLC a Nevada limited liability company. With the acquisition, the Company inherited three commercial notes issued by Wilon Resources, Inc., a public company incorporated in Tennessee. The total due by Wilon Resources at the time of this filing is approximately $1.0 million. The notes are secured by a commercial office building in Chattanooga, Tennessee, a tract of land in Wayne County, West Virginia, and a 7.5 mile easement whereby a natural gas pipeline is constructed between Floyd and Magoffin counties in Kentucky. In addition, the notes are secured by a Uniform Commercial Code filing whereby Wilon Resources, Wilon Gathering, Harry Thompson, and Harlis Trust are listed as the debtors.

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

Cash Requirements

The capital raised from the completed private placements during 2009 satisfied our capital requirements through years end.

On September 24, 2009 we entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Pursuant to the Securities Purchase Agreement the Company may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $3,000,000. Management believes that the funds available under the Securities Purchase Agreement will be sufficient to fund operations for the next 12 months.

To fund the Company's drilling operations on the leasehold property in Kentucky and West Virginia over the next 12 months,  the Company anticipates it will require up to approximately $2,000,000. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing outside of the Securities Purchase Agreement between the Company and Tangiers Investors, LP. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the ability to grow and may reduce the ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

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

Licenses

We hold licenses to operate in the states of Kentucky and West Virginia.  We also hold a Gathering Line Operators License in the state of Kentucky, and a license to perform as an "Operator" of wells in the state of West Virginia.  E 3 Petroleum Corp, a wholly owned subsidiary, is the operator of the Company's wells in the states of West Virginia and Kentucky and acts as the bonding entity for these wells.

Research & Development

For 2009 fiscal year, our expenses were minimal for research and development.  We anticipate that future research and development expenses will increase during 2010 as we prepare to drill additional wells on our leaseholds.  In addition, the Company plans to have a reserves report prepared on its Kentucky and West Virginia leaseholds as it prepares to initiate drilling activities.

Compliance Expenses

Our company incurs annual expenses to comply with state and federal licensing requirements.  We estimate these costs to be under $2,000 per year.  Once we begin our “turnkey” drilling, we anticipate annual expenditures of approximately $12,000 per well related to environmental costs including water drainage and land development.  It is difficult to estimate these environmental expenses while we are still a development stage company as they are largely dependent on many factors for each drilled well.  See “Government Regulation” and “Environmental Regulation” below.

Natural Gas

U.S. Natural Gas Consumption.  EIA expects total natural gas consumption to increase by 1.9 percent to 63.8 Bcf/d in 2010 and decline by 0.6 percent in 2011. Total U.S. heating degree-days (HDDs) during the first quarter 2010 were about 0.7 percent higher than last year.  However, in the South region, first-quarter HDDs were about 20 percent higher than the same period last year.  The cold weather helped boost year-over-year natural gas consumption in the electric power sector, adding to the increase in industrial sector consumption brought about by the improved economic conditions.

In last month's Outlook, EIA revised upward the forecast for natural gas consumption in the electric power sector for this year largely because of the higher space heating demand due to cold weather in the South.  This month's Outlook includes another upward revision to the electric power sector consumption forecast.  However, this revision reflects EIA's expectation that lower natural gas prices relative to coal prices will increase the utilization of natural-gas-fired generating facilities in the baseload power supply.

EIA's forecast for 2011 includes consumption declines in all sectors except the industrial sector.  The projected return to near-normal weather reduces consumption in the residential and commercial sectors, while higher natural gas prices reverse the coal-to-gas switching trend observed in 2009 and forecast to continue in 2010.  Consumption in the industrial sector, supported by continued economic growth, is projected to increase by 1.7 percent in 2011.

U.S. Natural Gas Production and Imports.  EIA expects total marketed natural gas production to increase by 0.4 Bcf/d (0.7 percent) to 60.9 Bcf/d in 2010 and decrease by 0.7 Bcf/d (1.2 percent) in 2011.  In last month's Outlook, domestic production growth was forecast to decline by 0.5 Bcf/d in 2010, reflecting the lagged effect of lower drilling rates last year.  The higher production forecast in this Outlook reflects the latest January 2010 production estimate from the EIA-814 survey and the continuing increase in the number of working natural gas rigs over the last month.  Any significant revision to estimated January 2010 natural gas production would affect this forecast.  The number of working natural gas rigs has increased by almost 200 since the end of last year.  With no further increase from the current 950 natural gas rigs currently working, EIA expects production to begin to show month-to-month declines beginning in the second quarter this year.  However, production is not expected to begin to show year-over-year declines until the first quarter of 2011.

EIA expects U.S. net natural gas imports to decline in 2010 as higher imports of liquefied natural gas (LNG)--and lower pipeline exports--are more than offset by a steep decline in pipeline imports as Canadian natural gas production drops off.  The global LNG market appears to be well-supplied in 2010.  In addition to the ramp-up of new global liquefaction capacity brought on-stream last year, about 3 Bcf/d of new capacity is set to start up this year.  Spain, which relies on LNG in part for electricity generation, currently has hydroelectric reserves 34 percent above last year and 47 percent above the previous 5-year average.  While EIA currently expects U.S. LNG imports to increase by about 0.5 Bcf/d this year over last, the failure of global demand to keep pace with increased global supply could lead to even higher U.S. LNG imports than currently forecast.  EIA expects that an increase in global LNG demand next year will keep U.S. LNG imports roughly unchanged from 2010.

U.S. Natural Gas Inventories.  On March 26, 2010, working natural gas in storage was 1,638 Bcf,160 Bcf above the previous 5-year average (2005-2009) and 16 Bcf below the level during the corresponding week last year.  Warmer-than-normal weather in March (HDDs were 10 percent below the 30-year normal for the month) contributed to an estimated monthly storage withdrawal of about 49 Bcf, or around 116 Bcf below the previous 5-year average for the month.  Natural gas stocks at the end of March (the end of the withdrawal season) are estimated to be 1,656 Bcf, an amount comparable to stocks at the end of March last year.  EIA expects continued production strength to contribute to high inventories again this fall.  The current forecast for the end of October is 3,771 Bcf, only slightly below the record storage volume reached last fall.  The forecast injection of 2,063 Bcf between March and November is about 5 percent below the stock build that occurred over the corresponding period last year, but it is more than 6 percent above the previous 5-year average.

U.S. Natural Gas Prices.  The Henry Hub spot price averaged $4.29 per MMBtu in March, $1.03 per MMBtu lower than the average spot price in February and $0.64 per MMBtu lower than the forecast for March in last month's Outlook . In the same way that colder-than-normal weather contributed to higher prices in January and February, warmer-than-normal weather contributed to lower prices in March.  In particular, prices touched a 4-month low during the final days of the month as lower demand and higher production resulted in storage injections.  EIA expects prices to remain low for the next several months.  With strong production and the absence of meaningful space-heating demand, lower-priced natural gas will once again compete with coal for a share of the baseload electricity supply—particularly in the spring and fall.  Sustained low prices could reduce drilling activity over time.  As a result, EIA expects production to decline and prices to increase in 2011.  The Henry Hub spot price forecast averages $4.44 per MMBtu in 2010 and $5.33 per MMBtu in 2011.

Volatility in the June 2010 futures and options markets trended lower during the first half of March but rose in the second half as natural gas spot prices fell to $4 per MMBtu.  For the 5-day period ended April 1, implied volatility for June 2010 natural gas options averaged 41 percent per annum, while June 2010 futures prices averaged $4.04 per MMBtu.  The lower and upper limits of the 95-percent confidence interval, therefore, were $3.00 and $5.50 per MMBtu, respectively.

A year earlier, natural gas delivered to the Henry Hub in June 2009 was trading at $3.90 per MMBtu and implied volatility averaged about 63 percent.  This generated a lower and upper limit for the 95-percent confidence interval of $2.45 and $6.20 per MMBtu, respectively.

Despite the increase in the implied volatilities during March, the probability of the Henry Hub realized price rising above $6.50 million Btu in December 2010 fell from 30 percent last month to 19 percent this month

Crude

Crude Oil Prices.  WTI crude oil spot prices averaged $81 per barrel in March 2010, almost $5 per barrel above the prior month's average and $3 per barrel higher than forecast in last month's Outlook.  Oil prices rose from a low this year of $71.15 per barrel on February 5 to $80 per barrel by the end of February, generally on news of robust economic and energy demand growth in non-OECD Asia and the Middle East, and held near $81 until rising to $85 at the start of April.  EIA expects WTI prices to average above $81 per barrel this summer, slightly less that $81 for 2010 as a whole, and $85 per barrel by the fourth quarter 2011.  As always, these energy price forecasts are highly uncertain, as both recent experience and the sizable participation in near-term futures options contracts (with a wide range of strike prices) clearly demonstrate that prices can move within a wide range in a relatively short period.

Over the 5-day period ending April 1, June 2010 WTI futures contracts averaged $83.07 per barrel.  Over the same 5-day period, the  lower and upper limits for the 95-percent confidence interval for June 2010 futures were $68 and $101 per barrel, respectively, based on the June 2010 implied volatility of 28 percent calculated from New York Mercantile Exchange (NYMEX) near-the-money options on WTI futures.  One year ago, futures contracts for WTI delivered into Cushing, Oklahoma, in June 2009 averaged about $45 per barrel and implied volatility, at 74 percent, was more than twice the rate now trading in the options markets.

The market's assessment of the probability of the realized WTI spot price exceeding $100 per barrel during 2010 increases from 3 percent for the June 2010 contract to 21 percent for the December 2010 contract.  These probabilities showed little change across the forward curve in March.  The probability for each month is calculated using the futures price for that contract, its implied volatility, and its time to expiration.  Like the confidence intervals reported by EIA, this is a market-based probability estimate derived using traded futures and options prices.

_________________________________________________________________

1   http://www.eia.doe.gov/emeu/steo/pub/contents.html
2   The US Annual Energy Outlook 2010 released December 14, 2009 is available at http://www.eia.doe.gov/oiaf/aeo/index.html.
3  This information is from the Annual Energy Outlook 2010 with Projections to 2035 at http://www.eia.doe.gov/oiaf/aeo/index.html
4 Id.
5 Id.
6 Id.
7 Id.
8 Id.
9 Id.
10 Id.
11 Id.
12 The Energy Information Administration Short Term Energy Outlook released April 6, 2010 can be found at http://www.eia.doe.gov/emeu/steo/pub/contents.html

Labor and Other Supplies

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

We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for us to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, our activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that we are in compliance with all present environmental regulations. Further, we believe that our oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, we could be liable under certain environmental protection statutes and laws. We presently carry insurance for environmental liability.  Our exploration and development operations are subject to various types of regulation at the federal, state and local levels.  Such regulation includes the requirement of permits for the drilling of wells, the regulation of the location and density of wells, limitations on the methods of casing wells, requirements for surface use and restoration of properties upon which wells are drilled, and governing the abandonment  and plugging of wells.  Exploration and production are also subject to property rights and other laws governing the correlative rights of surface and subsurface owners.

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

Employees

As of the date of this Report, we had six full time employees, including President, Vice President, and Field Supervisor. We plan to expand our management team within the next 12 months to include a Chief Operations Officer and Chief Financial Officer. We currently utilize several outside firms to locate mineral rights for possible leaseholds, as well as for potential acquisition targets. We use independent consultants who provide us, among other things, with technical support and accounting services. We consider our relations with our employees to be good.

Report to Shareholders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. The public may read and copy these reports, statements, or other information we file at the SEC's public reference room at 100 F Street, NE., Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. State that the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov).

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

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the developmental stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the developmental stage and potential investors should be aware of the difficulties normally encountered by enterprises in this stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

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

RISKS RELATED TO COMMON STOCK

There is currently a limited public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our Common Stock and an active public market for our Common Stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our Common Stock.

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. In September 2009, the Company issued two Series of Preferred in connection with the acquisition of SLMI Options, LLC. There are currently 1.0 million shares of Series A Preferred and 300,000 shares of Series B Preferred.

On September 4, 2009, the Company entered into a Lender Acquisition Agreement (the “Agreement”) with SLMI Holdings LLC (“Holdings”) and SLMI Options, LLC (“Options”). Pursuant to the Agreement, the Company acquired all of the outstanding ownership units (the “Ownership Units”) of Options from Holdings. As part of the agreement, the Company agreed to issue to Holdings 1,000,000 shares of Series A Preferred Stock of the Company, which shares shall be convertible into 10,000,000 shares of common stock upon the occurrence of an event of default under the Agreement. The Holders of the Series A Preferred shall have the right to one vote for each one share of Series A Preferred stock owned. The Agreement provides that in the event of a default, the Holders of the Series A Preferred Stock shall have the right to appoint 3 additional members to the Company’s Board of Directors. In addition, the holders of the Series A Preferred Stock shall have the right to appoint an observer to the Company’s Board of Directors who will act as tie breaking vote upon the occurrence of an event of default and the subsequent increase in the size of the Board to six members.  The Company also agreed to issue 300,000 shares of Series B Preferred Stock to Holdings in consideration for the issuance of a promissory note in the principal amount of $300,000 which is due on the fifth anniversary of the Agreement and which is secured by the Series B Preferred Stock. The Series B Preferred Stock is convertible into 3,000,000 shares of common stock of the Company.

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

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

RISKS RELATED TO OUR SECURITIES PURCHASE AGREEMENT WITH TANGIERS INVESTORS, LP

On September 24, 2009 we entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Pursuant to the Securities Purchase Agreement the Company may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $3,000,000. For each share of common stock purchased under the Securities Purchase Agreement, Tangiers will pay us 90% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. The price paid by Tangiers for the Company's stock shall be determined as of the date of each individual request for an advance under the Securities Purchase Agreement. Tangiers’ obligation to purchase shares of the Company's common stock under the Securities Purchase Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Securities Purchase Agreement and is limited to $250,000 per ten consecutive trading days after the advance notice is provided to Tangiers. The Securities Purchase Agreement shall terminate and Tangiers shall have no further obligation to make advances under the Securities Purchase Agreement at the earlier of the passing of 18 months after the date that the Securities and Exchange Commission declares the Company’s registration statement effective or the Company receives advances from Tangiers equal to the $3,000,000. Upon the execution of the Securities Purchase Agreement, Tangiers received a one-time commitment fee equal to $150,000 of the Company's common stock divided by the lowest volume weighted average price of the Company's common stock during the 10 business days immediately following the date of the Securities Purchase Agreement, as quoted by Bloomberg, LP. The following risks relate to our Securities Purchase Agreement with Tangiers.

Existing stockholders will experience significant dilution from our sale of shares under the Securities Purchase Agreement.

The sale of shares pursuant to the Securities Purchase Agreement will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly as we sell shares pursuant to the Securities Purchase Agreement. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Securities Purchase Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

The investor under the Securities Purchase Agreement will pay less than the then-prevailing market price of our common stock

The common stock to be issued under the Securities Purchase Agreement will be issued at 90% of the daily volume weighted average price of our common stock during the five consecutive trading days immediately following the date we send an advance notice to the investor and is subject to further reduction provided in the Securities Purchase Agreement. These discounted sales could also cause the price of our common stock to decline.

The sale of our stock under the Securities Purchase Agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the Securities Purchase Agreement could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.

We may be limited in the amount we can raise under the Securities Purchase Agreement because of concerns about selling more shares into the market than the market can absorb without a significant price adjustment.

The Company intends to exert its best efforts to avoid a significant downward pressure on the price of its common stock by refraining from placing more shares into the market than the market can absorb. This potential adverse impact on the stock price may limit our willingness to use the Securities Purchase Agreement. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price

We will not be able to use the Securities Purchase Agreement if the shares to be issued in connection with an advance would result in Tangiers owning more than 9.9% of our outstanding common stock.

Under the terms of the Securities Purchase Agreement, we may not request advances if the shares to be issued in connection with such advances would result in Tangiers and its affiliates owning more than 9.9% of our outstanding common stock. We are permitted under the terms of the Securities Purchase Agreement to make limited draws on the Securities Purchase Agreement so long as Tangiers beneficial ownership of our common stock remains lower than 9.9%. A possibility exists that Tangiers and its affiliates may own more than 9.9% of our outstanding common stock (whether through open market purchases, retention of shares issued under the Securities Purchase Agreement, or otherwise) at a time when we would otherwise plan to obtain an advance under the Securities Purchase Agreement.  As such, by operation of the provisions of the Securities Purchase Agreement, the Company may be prohibited from procuring additional funding when necessary due to these provisions discussed above.

The Securities Purchase Agreement will restrict our ability to engage in alternative financings.

The structure of transactions under the Securities Purchase Agreement will result in the Company being deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns and therefore limits our ability to obtain additional funding if necessary. If we do not obtain the necessary funds required to maintain the operations of the business and to settle our liabilities on a timely manner, the business will inevitable suffer.

 We may be limited in the amount we can raise under the Securities Purchase Agreement because of concerns about selling more shares into the market than the market can absorb without a significant price adjustment.

The Company intends to exert its best efforts to avoid a significant downward pressure on the price of its common stock by refraining from placing more shares into the market than the market can absorb. This potential adverse impact on the stock price may limit our willingness to use the Securities Purchase Agreement. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price.

ITEM 2.     DESCRIPTION OF PROPERTY

Leases for Company Headquarters

Our corporate headquarters are located in leased office space at 33 6th Street S. Suite 600, St. Petersburg, Florida.  We entered into a three-year lease for this property on February 1, 2008 and the term commenced on April 1, 2008.  We amended the terms of our lease agreement in December 2009 to occupy a larger space within the same building. The annual rent is currently $16,800 up from $7,200..  The lease includes a right to renew for one additional three-year period commencing April 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Leased Acreage for Drilling Program

Our exploration and development activities have primarily involved the acquisition of proved developed and undeveloped gas properties and the drilling and development of such properties.  In addition to leaseholds on approximately 3700 acres in Kentucky, we have obtained the right of ways to initiate a four well drilling program in the White Oak Quad in Morgan County.  We plan to initiate drilling six to ten wells in the Caney Quad leasehold acreage in Morgan County by the end of the second quarter of 2010. This project has been delayed due to continued construction and right of way delays on the part of the purchasing company’s pipeline. Our focus has been on placing previously drilled and producing wells back into production. As we continue to place all acquired wells online, the Company will periodically drill new wells on our leasehold acreage. We will continue to acquire leaseholds and previously drilled wells adjacent to our producing and proven properties for further development. This development may include drilling wells whereby the Company maintains a 100% working interest in each well, or we may elect to joint venture with neighboring producers.

In addition, the Company will continue to lease additional mineral rights acreage in and around the operational area of Wilon Resources, Inc. in Wayne County, West Virginia.

Recently Acquired Property

On March 19, 2010 the Company's shareholders approved the acquisition of Wilon Resources, Inc., a Tennessee corporation. The newly acquired Wilon will become a wholly owned subsidiary of the Company. Wilon currently maintains 12,000 acres of mineral rights leases in Wayne County, West Virginia. Our combined entities now have approximately 17,000 acres of mineral rights leases in the states of Kentucky and West Virginia, 115 natural gas wells, and 30 oil wells.  The company has submitted all required materials to FINRA to complete this transaction and anticipates it will close during the second quarter.

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

There were no matters or proposals submitted for a shareholder vote in 2009 On March 19, 2010 the Company held a special meeting of its shareholders.  The meeting was held to vote on the following proposals set forth below (the “Proposals”).

Proposals:

1. To approve a share exchange between the Company and Wilon Resources, Inc., a Tennessee corporation (“Wilon”) whereby the Company would acquire all of the outstanding shares of Wilon and hold Wilon as a wholly-owned subsidiary.  For each share of common stock of Wilon to be exchanged, the Company would issue one share of the Company’s common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.

2. To approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to US Natural Gas Corp.

3. To approve an amendment to the Company’s Articles of Incorporation to delete Article 8 thereof, which states “all of the shares of the Company may be subject to a Shareholders’ Restrictive Agreement.”  No such agreement was ever entered into by the shareholders and there is no current intent to enter into any such agreement at the present time.

The Company’s shareholders approved each of the Proposals with 16,611,138 votes for and 0 votes against. The shareholders for Wilon approved Proposal #1 with 27,843,109 votes for and 0 votes against.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board under the trading symbol “UNGS”. The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Our stock began trading on April 3, 2009.

Fiscal Year 2009	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.68	$0.10
Third Quarter	$0.23	$0.039
Fourth Quarter	$0.13	$0.035

Holders

As of April 12, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 58.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table includes information regarding the Company’s 2009 Flexible Stock Plan as of April 12, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders			18,547,000
Equity compensation plans not approved by security holders	NONE	N/A	N/A
Total			18,547,000

The Company has established the Plan to attract, retain, motivate and reward employees and other individuals, to encourage ownership of the Company's common stock by employees and other individuals, and to promote and further the best interests of the Company. The Company is authorized to issue 20 million shares of its common stock under the Plan.  Stock under that Plan may be granted only to consultants and employees of the Company.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009 the Company has had the following unregistered sales of its securities:

In April 2009, the Company issued an aggregate of 170,100 shares for consulting services.

In May 2009, the Company issued 162,400 shares to an accredited investor at a price of $0.25 per share.

In May 2009, the Company issued an aggregate of 2,005,000 to its President and 1,005,000 shares to its Vice-President as compensation pursuant to the employment agreements and for board service. The stock was $.30 per share upon issuance.

In August, 2009 the Company issued 50,000 shares of our common stock at $.11 per share to John Richardson for the purchase of a generator.

In August 2009, the Company issued an aggregate of 30,000 shares of common stock at a per share price of $0.11 to two participants who purchased a working interest in one of the Company’s wells.

In August, 2009 the Company issued 25,000 shares of our common stock of $0.11 to Republic Exploration in exchange for consulting services

In September, 2009 the Company issued 1,500,000 shares of our common stock of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services

In September 2009, the Company issued 1,209,628 shares of common stock at a per share price of $0.08 to Tangiers, LP as collateral for the Debenture

In September 2009, the Company issued 1,696,833 shares of common stock at a per share price of $0.10 to Tangiers, LP as a commitment fee for a financing transaction.

In December 2009, the Company issued 300,000 shares of common stock at a per share price of $0.07 to SLMI Holdings, LLC for a financing transaction.

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

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest, and are presently drilling oil wells on our current leaseholds in Kentucky. We maintain leaseholds covering approximately 3,700 acres in south central Kentucky in addition to rights of way and are presently expanding our leasehold interests in Kentucky and into West Virginia. Our first revenue from production was generated in July 2009.  We have incurred a net loss of $1,638,715 for the fiscal year ended December 31, 2009.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects. We have secured a 100% net revenue interest in a leasehold in Eastern Kentucky covering 1700 acres targeting gas extraction from the Devonian Shale. Approximately 20-30 drilling locations are on this lease and the wells will be will be drilled  to a total depth of 1,500-2,800 feet. The leasehold is directly adjacent to producing wells. In addition, we have leased several tracts totaling approximately 2000 acres in southern central Kentucky where we hold on average a 90% net revenue interest. We anticipate that we can drill in excess of 40 oil wells on these leaseholds varying from 400-2000 feet vertically. We have secured a 100% net revenue interest in a leasehold in Wayne County, West Virginia covering 100 acres targeting gas extraction from the Devonian Shale.

Our current operation is focused in the South Central Kentucky region encompassing the counties of Allen, Monroe, Metcalfe, Green, Hart, Adair, and Barren. Our Eastern Kentucky project is concentrated in the counties of Morgan and Magoffin. We currently have the majority Working Interest in 15 oil wells of which four are currently in production. Of these four, the average daily production is 4 barrels of oil per day (BOD) with a range of 2-6 BOD. We are currently reworking five of the oil wells not in production and anticipate that we will have them in production during the second calendar quarter of 2010.

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

Recent Developments

On April 13, 2010, the Company's name change became effective and new trading symbol changed from "ADVE" to "UNGS".

Additionally on March 19, 2010, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name to US Natural Gas Corp.

On March 1, 2010 the Company approved the acquisition of Wilon Resources, Inc., a Tennessee corporation. The newly acquired Wilon will become a wholly owned subsidiary of the Company. Wilon currently maintains 12,000 acres of mineral rights leases in Wayne County, West Virginia. Our combined entities now have approximately 17,000 acres of mineral rights leases in the states of Kentucky and West Virginia, 115 natural gas wells, and 30 oil wells.

On February 2, 2010, the Company formed E3 Petroleum Corp, a wholly owned subsidiary organized under the laws of the State of Florida.  E3 Petroleum will be the bonding subsidiary for wells operated in Kentucky and West Virginia.

In September 2009, the Company initiated a 20 well rework program titled the Adventure-SCK Phase 1, GP. The Company, through a private placement memorandum, intends to sale 20 units priced at $45,000/unit to raise a total of $900,000. The capital raised will be used to rework 20 previously drilled wells and place them back into production. Each investor will retain a working interest in the program. The Company will act as the Managing Member of the program and will also receive a working interest in the program.

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

In July 2009, the Company formed E 2 Investments, LLC, a wholly owned subsidiary organized to acquire energy properties and invest in equities in private and public companies.

Going Concern

The Company is a development stage Company.  The Company had  revenues of $44,191 and has incurred losses of $2,388,265 for the period March 28, 2008 (inception) to December 31, 2009 and negative working capital aggregating $913,077. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

Recently Enacted Accounting Standards

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.

ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenues.   For the year ended December 31, 2009 was $44,191, compared to revenues for the year ended  December 31, 2008 of $0.  This increase is due to the fact that we recognized our first sale of oil production during the third quarter of 2009.  We are still a development stage company and do not expect to generate revenue until we begin active drilling and mining.

Operating Expenses for the period from March 28, 2008 (inception) to December 31, 2009 was $2,379,710, which included $374,706 in selling, general, and administrative expenses incurred to develop the company and its operations.  Operating expenses for the year ended December 31, 2009 was $1,628,558, which included selling, general and administrative expenses of $333,144.  Operating expenses for the period ending December 31, 2008 was $751,152 which included  selling, general and administrative expenses of $41,562.  The primary reason for the increase in expenses for the  year ended December 31, 2009 was $750,000 in stock compensation issued to management as defined in their employment agreements.

Net Loss for the period from March 28, 2008 (inception) to December 31, 2009 was $1,638,715 and was incurred because we had minimal revenues as we devoted our resources to organizing the company, entering leases, and preparing for active mining and drilling activities.

Liquidity and Capital Resources

As of December 31, 2009 we had cash in the amount of $26,488.

For the period from March 28, 2008 (inception) to December 31, 2009, cash provided (used) by operating activities was ($196,207). A total of $2,002,552 was received from the issuance of common stock for services and leases for the period March 28, 2008 to December 31, 2009.

For the period from March 28, 2008 (inception) to December 31, 2009, the cash used by investing activities was ($1,572,825), which was primarily from the purchase of gas properties and acquisition of notes receivable.

For the period from March 28, 2008 (inception) to December 31, 2009, cash provided by financing activities was $1,795,520 including $53,500 from the issuance of common stock and $1,603,968 from loans.

Recent Financings

On November 12, 2009, we entered into a promissory note (interest of 1% per annum)  with SLMI Holdings, LLC for a total of $100,000.  The original maturity date of February 12, 2010 has been amended to July 12, 2010..

On September 24, 2009 we entered into a Securities Purchase Agreement with Tangiers. Pursuant to the Securities Purchase Agreement the Company may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $3,000,000. For each share of common stock purchased under the Securities Purchase Agreement, Tangiers will pay us 90% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. The price paid by Tangiers for the Company's stock shall be determined as of the date of each individual request for an advance under the Securities Purchase Agreement. Tangiers’ obligation to purchase shares of the Company's common stock under the Securities Purchase Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Securities Purchase Agreement and is limited to $250,000 per ten consecutive trading days after the advance notice is provided to Tangiers. The Securities Purchase Agreement shall terminate and Tangiers shall have no further obligation to make advances under the Securities Purchase Agreement at the earlier of the passing of 18 months after the date that the Securities and Exchange Commission declares the Company’s registration statement effective or the Company receives advances from Tangiers equal to the $3,000,000. Upon the execution of the Securities Purchase Agreement, Tangiers received a one-time commitment fee equal to $150,000 of the Company's common stock divided by the lowest volume weighted average price of the Company's common stock during the 10 business days immediately following the date of the Securities Purchase Agreement, as quoted by Bloomberg, LP.

On September 25, 2009, the Company issued Atlas, a 7% secured convertible debenture in the amount of $50,000. This convertible debenture has a term of nine months and was fully funded on September 25, 2009.  Payment of interest on the convertible debenture can be made in cash or, at the option of the Company, in shares of the Company’s common stock valued at the then applicable conversion price. Interest on the convertible debenture will accrue as of September 25, 2009 and will not be payable until the maturity date of June 25, 2010. The debenture also has a conversion price equal to 70% of the average of the two lowest volume weighted average trading prices of the Company’s common stock during the 10 trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 15, 2009, our Board of Directors dismissed Drakeford and Drakeford, LLC (“Drakeford”) as the Company’s independent registered public accounting firm. The Board’s decision to dismiss Drakeford was based upon the revocation of the registration of Drakeford by the Public Company Accounting Oversight Board.

During the fiscal year ended December 31, 2008,  Drakeford’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except, Drakeford’s audit reports for the year ended December 31, 2008 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal year ended December 31, 2008 and the subsequent interim period through July 15, 2009, (i) there were no disagreements between the Company and Drakeford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Drakeford would have caused Drakeford to make reference to the matter in its reports on the Company's financial statements; and  (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On August 20, 2009, the Company provided Drakeford with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K/A, and requested that Drakeford furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated August 20, 2009, is filed as Exhibit 16.1 (which is incorporated by reference herein) to the Company’s Form 8-K filed with the SEC on August 20, 2009.

Following the dismissal of Drakeford, the Board retained Paula Morelli CPA, P.C. as its independent registered public accounting firm.  Subsequently, on January 11, 2010, the Board dismissed Paula Morelli,. On January 12, 2010, the accounting firm of Michael T. Studer, CPA, P.C. was engaged as the Company’s new independent registered public accounting firm. The Board approved of the dismissal of Paula Morelli, CPA P.C. and the engagement of Michael T. Studer, CPA, P.C. as its independent auditor.

During the Company’s two most recent fiscal years and through January 11, 2010, there were no disagreements with Paula Morelli, CPA P.C. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Paula Morelli, CPA P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with any report on the Company’s financial statements.

Paula Morelli, CPA P.C. had been engaged as the Company’s independent registered public accounting firm since July 28, 2009 and had performed review procedures in connection with our unaudited financial statements included in our reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009, but never audited any of the Company’s  financial statements.

The Company has requested that Paula Morelli, CPA P.C. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter was attached as an exhibit to the Company’s Form 8-K filed on January 14, 2010.

On January 12, 2010, the Company engaged Michael T. Studer, CPA, P.C. as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement and through January 12, 2010, the Company did not consult Michael T. Studer, CPA, P.C. regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

On April 12, 2010, the Company retained Louis Gutberlet, CPA of LGG & Associates, PC as the Company's new independent registered public accounting firm. The Board approved of the dismissal of Michael T. Studer, CPA, P.C. and the engagement of Louis Gutberlet, CPA of LGG & Associates, PC as its independent auditor. Michael T. Studer, CPA, P.C. had been engaged as the Company’s independent registered public accounting firm since January 12, 2010 and had performed a review of the Company's 2008 audited financials.

During the Company’s two most recent fiscal years and through April 12, 2010, there were no disagreements with Michael T. Studer, CPA, P.C. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Michael T. Studer, CPA, P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with any report on the Company’s financial statements.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2009. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director will serve until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Date of Election Or Appointment as a Director
Wayne Anderson	44	President and Chairman	March 2008
Jim Anderson	70	Vice-Pres. and Director	March 2008

Wayne Anderson, President and Chairman and Acting Chief Financial Officer

Wayne Anderson has served as the President and Chairman of the Board of Us Natural Gas since the incorporation of the company, under the name of Adventure Energy, Inc., in March 2008.  Prior to founding Adventure Energy, Wayne Anderson acted as the Managing Member and a founding partner of Around the Clock Trading & Capital Management, LLC, an investment management company, and the General Partner of Around the Clock Partners, LP from January 2000 through 2008.  Through the fund Around the Clock Partners, LP, Mr. Anderson has made significant key investments within the natural resources sector. Mr. Anderson has been a vital source in negotiating and executing financing transactions for several small to mid sized companies. From June 1997 through December 1999, Mr. Anderson was a proprietary equities trader. Mr. Anderson practiced as a Podiatric physician from May 1993 through June 1997. Mr. Anderson studied biology at the University of Georgia from 1984 to 1987 and then attended the Temple University School of Podiatric Medicine (formerly the Pennsylvania College of Podiatric Medicine) where he received a doctorate of podiatric medicine (DPM) in 1991

Jim Anderson, Vice President and Director

Jim Anderson is the acting Vice President and serves as a Director of US Natural Gas.  Jim Anderson has been involved in commercial and residential real estate for more than 35 years. He brings a diversified business background in mergers and acquisitions, site selection, project planning and business strategy. From June 1991 through March of 2008, Mr. Anderson served as the President of National Hotel Investment. He was responsible for negotiating and acquiring properties in the hospitality industry. Prior to Mr. Anderson’s commercial and residential real estate career, he worked at Ashland Oil for 12 years. While at Ashland Oil, he was in charge of leaseholds, land acquisitions, and site selection.  Mr. Anderson attended Middle Georgia College for two quarters before leaving to serve in the US Army.

COMMITTEES OF THE BOARD OF DIRECTORS

We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

FAMILY RELATIONSHIPS

Wayne Anderson is the son of Jim Anderson.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, which is attached as an exhibit to the 2008 Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our Board of Directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officers consists primarily of base salary and equity compensation. There is no retirement plan, long-term incentive plan or other such plans.  The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2009 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We provide equity awards as a component of compensation.  Our 2009 Flexible Stock Plan permits the granting of stock options to its employees, directors, consultants and independent contractors for up to eight million shares of our common stock. We believe that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.

    Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)(3)	(g)	(h)	(i)	(j)

Wayne Anderson, President, Treasurer	2009	90,000	50,000	500,000	125,000	0	0	7,500	722,500
Secretary (1)	2008	0	0	0	0	0	0	0	0

Jim Anderson, Vice President (2)	2009	45,000	25,000	250,000	62,500	0	0	7,500	390,000
	2008	0	0	0	0	0	0	0	0

(1)	Effective upon the execution of the employment agreement dated April 1, 2009, Mr. Wayne Anderson served in the capacity as President, Treasurer, and Secretary.
(2)	Effective upon the execution of the employment agreement dated April 1, 2009, Mr. Jim Anderson served in the capacity of Vice President.
(3)
The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report.

(c)	Accrued salary from the date of execution of employment agreement on April 1, 2009 through December 31, 2009
(d)	Accrued bonus to employee for execution of employment agreement
(e)
Delivery of common stock to employee for execution of employment agreements.  Mr. Wayne Anderson received Two Million shares of the Company's common stock and Mr. Jim Anderson received One Million shares of the Company's common stock.

(f)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.
(g)	n/a during 2009
(h)	n/a during 2009
(i)	Equity compensation received as a Director of the Company

We have not issued our executives any stock options or maintained any stock options under any other incentive plans other than our 2009 Flexible Stock Plan. Our executives have not received any equity awards under our 2009 Flexible Stock Plan or under any other We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

2009 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Wayne Anderson	500,000	(1)		0.25	03/31/14
President		(2)	250,000	0.50	04/30/15
		(3)	250,000	0.75	04/30/16
		(4)	250,000	1.00	04/30/17

Jim Anderson
Vice President	250,000	(1)		0.25	03/31/14
		(2)	125,000	0.50	04/30/15
		(3)	125,000	0.75	04/30/16
		(4)	125,000	1.00	04/30/17

(1)  These options vest immediately upon execution of employment agreement dated April 1, 2009
(2)  These options vest on May 1, 2010
(3)  These options vest on May 1, 2011.
(4)  These options vest on May 1, 2012

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2009

The Company’s directors currently serve without cash compensation. Directors receive 5,000 shares of common stock for their services per quarter.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Wayne Anderson	--	$7,500	(1)	--	--	--	--	$7,500	(2)
	-			--	--	--	--
Jim Anderson	--	7,500	(1)	--	--	--	--	$7,500	(2)
	--				-

(1)  These stock awards were awarded in their capacity as Directors. The Company awarded the Directors common stock for each quarter of 2009 which aggregated $7,500.00 worth of stock.

Employment Agreements with Named Executive Officers

The Company entered into an employment agreement with Wayne Anderson to serve as the President, Treasurer, and Secretary commencing on April 1, 2009 and terminating on  March 31, 2012.  In consideration of Mr. Anderson's execution and delivery of this agreement, the Company agreed to issue 2,000,000 shares of the Company's common stock and agreed to pay a sign on bonus of $50,000.  In addition, the Company shall issue to Mr. Anderson options to purchase 1,250,000 shares of the Company's common stock at varying strike prices over the three year agreement term.  Pursuant to the agreement, Mr. Anderson will receive an annual compensation of $120,000 in year one.  After the first year during the employment term, the annual salary for each successive year will be increased by the lesser of 10% or the percentage increase, if any, in the CPI for each year just completed measured for the entire twelve month period, plus three percent.  The Company shall pay Mr. Anderson a monthly stipend of $1,000 to cover automobile expenses.  Mr. Anderson is entitled to participate in any and all benefit plans, from time to time, in effect for the Company's employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In the event that the employment agreement is ended due to  Mr. Anderson's death, incapacity or termination, the Company shall pay any accrued and unpaid salary for a one year period from the date of the event plus any performance bonus that would be payable for the one year period and unreimbursed business expenses.

The Company entered into an employment agreement with Jim Anderson to serve as the Vice President commencing on April 1, 2009 and terminating on March 31, 2012.  In consideration of Mr. Anderson's execution and delivery of this agreement, the Company agreed to issue 1,000,000 shares of the Company's common stock and agreed to pay a sign on bonus of $25,000.  In addition, the Company shall issue to Mr. Anderson options to purchase 625,000 shares of the Company's common stock at varying strike prices over the three year agreement term. Pursuant to the agreement, Mr. Anderson will receive an annual compensation of $60,000 in year one.  After the first year during the employment term, the annual salary for each successive year will be increased by the lesser of 10% or the percentage increase, if any, in the CPI for each year just completed measured for the entire twelve month period, plus three percent.  The Company shall pay Mr. Anderson a monthly stipend of $500 to cover automobile expenses.  Mr. Anderson is entitled to participate in any and all benefit plans, from time to time, in effect for the Company's employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  In the event that the employment agreement is ended due to  Mr. Anderson's death, incapacity or termination, the Company shall pay any accrued and unpaid salary for a one year period from the date of the event plus any performance bonus that would be payable for the one year period and unreimbursed business expenses.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Options/SARS Grants During Last Fiscal Year

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  April 12, 2010, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 12, 2010, there were 24,438,910 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 12, 2010 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	% of Common Stock
Wayne Anderson (2)(3)	4,324,364	17.69%
Jim Anderson	4,520,501	18.50%
Around the Clock Trading & Capital Management, LLC (3)	71,952	.003%
Officers and Directors as a Group (2 persons)	8,844,865	36.19%
Around the Clock Partners, LP (2)	2,465,146	10.09%
Tangiers Investors, LP	1,696,833	6.94%
SLMI Holdings, LLC	1,800,000	7.37%
______________
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on April 12, 2010, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 12, 2010.

(2) Wayne Anderson is a limited partner in Around the Clock Partners, LP. The General Partner of Around the Clock Partners, LP is Around the Clock Trading & Capital Management LLC. The shares included in Mr. Anderson’s beneficial ownership include share held in Mr. Anderson's name, 71,952 shares held by Around the Clock Trading & Capital Management, LLC, and 657,068 shares held by Mr. Anderson’s children, for which Mr. Anderson is the custodian.  The shares held in the name Around the Clock Partners, LP are not included in Mr. Anderson's beneficial ownership.
(3) Wayne Anderson is the managing member and sole owner of Around the Clock Trading & Capital Management LLC and has voting and dispositive power over the shares.
(4)  Tangiers is the investor under the Securities Purchase Agreement. All investment decisions of, and control of, Tangiers are held by Robert Papiri and Michael Sobeck, its managing partners. Tangiers Capital, LLC, makes the investment decisions on behalf of and controls Tangiers.
(5)  Atlas is the holder of a secured convertible debenture issued to the Company. All investment decisions of and control of Atlas are held by Christopher Davies its principal.
(6) SLMI Holdings, LLC was issued shares when the Company acquired SLMI Options, LLC and during the financing transaction in December 2009.  All investment decisions of SLMI Holdings, LLC are held by Arthur Slack its principal.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The shareholders loaned the Company $85,100 at no interest for various expenses during the twelve months ended December 31, 2009. During the twelve months ended December 31, 2009, the Company issued 3,029,733 shares of common stock to officers of the Company for services at $.25 per share.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by our audit firms from March 28, 2008 (Inception) through December 31, 2009 for the audits of our annual financial statements for the fiscal year totaled approximately $35,000.

Audit-Related Fees

We did not incur any assurance and audit-related fees in connection with the audit of the financial statements of the Company from March 28, 2008 (Inception) through December 31, 2009, other than as set forth in “Audit Fees” above.

Tax Fees

For the period from March 28, 2008 (Inception) through December 31, 2009, we did not incur any fees for services rendered to us for tax compliance, tax advice, or tax planning.

All Other Fees

There were no fees billed to us for services rendered to us during the period from March 28, 2008 (Inception) through December 31, 2009, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage our independent auditors to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage our independent audit firms to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

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

10.7(**)	Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009.

10.8(**)	Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009.

10.9(**)	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc.

10.11 (**)	Secured Convertible Debenture issued to Atlas Capital Partners, LLC

10.12 (**)	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC.

10.1	Employment Agreement between Wayne Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009)

10.2	Employment Agreement between Jim Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009

14	Code of Ethics (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

  * Filed herewith
** Filed with the Company’s S-1 filed with the SEC on December 29, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Natural Gas Corp

Date: April 15, 2010	By:	/s/ Wayne Anderson
Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson	President, Acting Chief Financial Officer and Director (Principal	April 15, 2010
Wayne Anderson	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Anderson	Vice-President, and Director	April 15, 2010
Jim Anderson

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the year ended December 31, 2009,	F-4
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the period	F-5
March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Cash Flows for the year ended December 31, 2009,	F-6
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Notes to Financial Statements	F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have audited the accompanying consolidated balance sheet of US NATURAL GAS CORP (effective March 22, 2010) (formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2009 and from inception (March 28, 2008) through December 31, 2009.  US NATURAL GAS CORP’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of US NATURAL GAS CORP (formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows from inception (March 22, 2008) through December 31, 2008, were audited by other auditors whose report dated March 26, 2009, expressed an unqualified opinion on those consolidated financial statements.  As disclosed in the notes to the consolidated financial statements, US NATURAL GAS CORP has restated its consolidated financial statements as of and for the period from inception (March 28, 2008) through December 31, 2008 to retrospectively apply corrections to certain errors in those consolidated financial statements.  The other auditors reported on the consolidated financial statements before the retrospective adjustments.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  US NATURAL GAS CORP is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of US NATURAL GAS CORP’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management of US NATURAL GAS CORP, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the first paragraph of the previous page of this report present fairly, in all material respects, the consolidated financial position of US NATURAL GAS CORP as of December 31, 2009, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2009 and from inception (March 22, 2008) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

In addition, we audited the adjustments to the 2008 consolidated financial statements to retrospectively apply corrections to certain errors in those consolidated financial statements as disclosed in the notes to the consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to US NATURAL GAS CORP’s 2008 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements are presented assuming that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements, US NATURAL GAS CORP has incurred significant operating losses for the year ended December 31, 2009 and for the period from inception (March 22, 2008) through December 31, 2009, has insignificant revenues from natural gas and oil production, and has not commenced planned principal business operations.  In addition, US NATURAL GAS CORP’s current liabilities substantially exceed its current assets.  These factors raise substantial doubt about US NATURAL GAS CORP’s ability to continue as a going concern.  US NATURAL GAS CORP’s management plans regarding these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the resolution of this significant uncertainty.

LGG& Associates, PC
Certified Public Accountants
and Management Consultants

April 15, 2010
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008 Restated-Note K
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,488	$20,299
Accounts receivable, other	97,900	0
Marketable equity securities	0	6,450
Materials and supplies	15,000	0
Prepaid expenses	21,000	0
Notes receivable, current	50,000	0

Total current assets	210,388	26,749

PROPERTY AND EQUIPMENT
Oil and gas properties	224,474	6,000

OTHER ASSETS
Notes receivable	1,225,000	0
Debenture escrow	99,190	0
Investments	72,900	0
Other assets	150,473	0

Total other assets	1,547,563	0

TOTAL ASSETS	$1,982,425	$32,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$282,745	$0
Advances due related entities, net	86,752	0
Notes payable, current	595,868	0
Loans payable-other	23,000	0
Loans payable-shareholders	85,100	0
Convertible debenture payable	50,000	0

Total current liabilities	1,123,465	0

LONG-TERM LIABILITIES
Notes payable	900,000	0

STOCKHOLDERS’ EQUITY
Preferred stock authorized 3,000,000 shares, $.001 par value-Series A
At December 31, 2009 there are 1,000,000 shares issued and outstanding	1,000	0
Preferred stock authorized 300,000 shares, $.001 par value-Series B
At December 31, 2009 there are 300,000 shares issued and outstanding	300	0
Common stock authorized 50,000,000 shares, $.001 par value
each. At December 31, 2009 and 2008 there are
22,185,910 and 12,239,951 shares issued and outstanding, respectively	22,186	12,240
Additional paid in capital	2,323,739	770,059
Deficit accumulated during the development stage	(2,388,265)	_(749,550)

Total stockholders’ equity (deficit)	(41,040)	32,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,982,425	$32,749

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2009	March 28, 2008 (inception) to December 31, 2008 Restated-Note K	March 28, 2008 (inception) to December 31, 2009

Revenue	$44,191	$0	$44,191

Cost of oil and gas operations	57,380	0	57,380

Gross profit (loss)	(13,189)	0	(13,189)

Operating Expenses
Selling, general and administrative	333,144	41,562	374,706
Stock issued for legal services	125,851	437,500	563,351
Stock issued for consulting and other services	1,147,902	272,090	1,419,992
Amortization	21,661	______0	21,661

Total operating expenses	1,628,558	751,152	2,379,710

Net loss from operations	(1,641,747)	(751,152)	(2,392,899)
Other Income (Expenses)
Net gain from marketable equity securities	13,859	1,602	15,461
Interest expense	(10,827)	0	(10,827)

Total other income (expenses)	3,032	1,602	4,634

Net loss	$(1,638,715)	$(749,550)	$(2,388,265)

Basic and diluted loss per common share	$(.10)	$(.07)

Weighted average common shares outstanding- basic and diluted	16,416,412	11,174,225

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
March 28, 2008 (inception) to December 31, 2009

						Deficit Accumulated
	Common stock		Preferred Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid in Capital	Stage	Tota
Issuance of common stock for cash
on March 28, 2008 at $.001 per share	10,000,000	$10,000		$0	$0	$0	$10,000
Issuance of common stock for leases and right of
ways at $.35 per share	900	1			314		315
Issuance of common stock for expense
reimbursements at $.25 per share	76,837	77			19,132		19,209
Issuance of common stock for consulting
and other services at $.35 per share	776,499	776			270,999		271,775
Issuance of common stock for legal services
valued at $.35 per share	1,250,000	1,250			436,250		437,500
Issuance of common stock and warrants for
cash at $.35 per share	95,715	96			33,404		33,500
Issuance of common stock for cash at $.25 per
Share	40,000	40			9,960		10,000
Net loss for the period March 28, 2008
to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note K	12,239,951	12,240	0	0	770,059	(749,550)	32,749
Issuance of Series A and B shares at par value			1,300,000	1,300			1,300
Issuance of common stock for services at $0.664
thru $0.35 per share	9,345,959	9,346			1,503,180		1,512,526
Issuance of common stock for services at $.07
and $.10 per share	600,000	600			50,500		51,100
Net loss for the year ended December 31, 2009						(1,638,715)	(1,6,38,715)

Balance at December 31, 2009	21,185,910	$22,186	1,300,000	$1,300	$2,323,739	$(2,388,265)	$(41,040)

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2009	March 28, 2008 (inception) to December 31, 2008 Restated-Note K	March 28, 2008 (inception) to December 31, 2009

OPERATING ACTIVITIES
Net loss	$(1,638,715)	$(749,550)	$(2,388,265)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation, depletion and amortization	21,661	0	21,661
Issuance of common stock for services, leases, and reimbursements	1,273,753	728,799	2,002,552
Changes in operating assets and liabilities:
Accounts receivable, other	(97,900)	0	(97,900)
Materials and supplies	(15,000)	0	(15,000)
Other assets	(2,000)	0	(2,000)
Accounts payable and accrued expenses	282,745	0	282,745

Cash used by operating activities	(175,456)	(20,751)	(196,207)

INVESTING ACTIVITIES:
Invesent in Wilon Resources Inc	(72,900)	0	(72,900)
Marketable equity securities	6,450	(6,450)	0
Notes receivable	(1,275,000)	0	(1,275,000)
Purchase of property and equipment	(218,925)	(6,000)	(224,925)

Cash used by investing activities	(1,560,375)	(12,450)	(1,572,825)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	0	53,500	53,500
Issuance of preferred stock	1,300	0	1,300
Notes payable	1,495,868	0	1,495,868
Loans payable - other	23,000	0	23,000
Loans payable - shareholders	85,100	0	85,100
Advances due to related entity, net	86,752	0	86,752
Convertible debenture payable	50,000	0	50,000

Cash provided by financing activities	1,742,020	53,500	1,795,520

NET INCREASE IN CASH EQUIVALENTS	6,189	20,299	26,488

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,299	0	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,488	$20,299	$26,488

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for other assets	$169,683	$0	$169,683
Issuance of common stock for prepaid services	21,000	0	21,000
Issuance of common stock for debenture escrow	99,190	0	99,190

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE A –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

US Natural Gas Corp (the “Company”) was incorporated in Florida on March 28, 2008. The Company is an independent oil and natural gas company engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia. Our business strategy focuses primarily on the drilling and acquisitions of proved developed and underdeveloped properties and on the enhancement and development of these properties.

Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of U Natural Gas Corp and it's wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Fair Value of Financial Instruments

The Company  defines the fair value of a  financial  instrument  as the amount at which  the  instrument  could be  exchanged  in a current  transaction between  willing  parties.  Financial instruments included  in  the  Company's balance sheets of December 31, 2009 and 2008 include cash and cash equivalents and marketable equity securities. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments.

Cash and Cash Equivalents

The Company considers all liquid debt securities with an original maturity of  90 days or less that are readily convertible into cash to be cash equivalents.

Marketable Equity Securities

Marketable equity securities are stated at fair value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Materials and Supplies

Materials and supplies consist primarily of  parts and accessories necessary to maintain the oil and gas properties.  They are recorded at the lower of cost or market value.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Unproved oil and gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are expensed when surrendered or expired.

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized  costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and related fees due the Company related to its management of partnerships. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121 which requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recorded as impaired properties are identified.

On sale or abandonment of an entire interest in an unproved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 123 (R), “Share-Based Payment”.

Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

For the period March 28, 2008 (inception) to December 31, 2008, diluted weighted average common shares outstanding exclude 15,000 shares issuable on exercise of the 15,000 warrants outstanding at December 31, 2008 (see Note H).

Risk Factors

The Company operates in an environment with many financial  risks including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the ability to market drilling programs, the inherent risks of the search for, development of and production of  oil and gas, the ability to sell oil and natural gas at prices which will provide attractive rates of return, the volatility and seasonality of  oil and gas production and prices, and the highly competitive nature of the industry as well as worldwide economic conditions.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company’s future financial position and results of operations from adoption of this standard is not expected to be material.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity; therefore, resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The impact on the Company’s future financial position and results of operations from adoption of this standard is not expected to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on future financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE B - GOING CONCERN

At December 31, 2009, the Company had negative working capital of $ 913,709 and stockholders’ deficit of $ 41,040. For the period March 28, 2008 (inception) to December 31, 2009, the Company had no significant revenues and incurred a net loss of $ 2,388,265. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – MARKETABLE EQUITY SECURITIES

At December 31, 2008, marketable equity securities consisted of 500 shares, General Growth Properties Inc., with a fair value of $6,450. The cost of the marketable equity securities was $5,957 and the unrealized gain was $493 at December 31, 2009.

For the period March 28, 2008 (inception) to December 31, 2009, the net gain from marketable equity securities consisted of:

Realized net gains	$14,968
Unrealized gain	493
Total	$15,461

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,

	2009	2008
Oil and gas properties	$214,340	$6,000
Equipment	10,585	0
Accumulated depreciation	(451)	0

Total Oil and Gas Properties	$224,474	$6,000

The company uses the straight line method of depreciation for equipment with an estimated useful life ranging from five to 20 years.

NOTE E - NOTES RECEIVABLE

Notes receivable consists of the following at December 31,

	2009	2008
Non-interest bearing notes due January 2010	$50,000	$0
Notes receivable, interest at prime + 1%, due on demand	925,000	0
Note receivable, due on demand	300,000	0
Less current portion	(50,000)	0

Notes Receivable Long-Term	$1,225,000	0

NOTE F - OTHER ASSETS

Other assets consist of the following at December 31,

	2009	2008
Loan commitment fee	$169,683	$0
Accumulated amortization	(21,210)	0
Operating bonds	2,000	0

Total Other Assets	$150,473	0

Loan commitment fee is amortized over the life of the agreement using a straight line method.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE G - NOTES PAYABLE

Notes payable consists of the following at December 31,

	2009	2008
Note payable due February 2010, interest at 1% per annum	$100,000	$0
Note payable due September 2013, $250,000 annual installments,
interest at 3% per annum	1,000,000	0
Note payable due November 2011, annual installments,
non-interest bearing	296,500	0
Note payable, due February 2010, non-interest bearing	99,368	0
Less current portion	(595,868)	0

Notes Payable Long Term	$900,000	0

Current maturities of long term debt at December 31, 2009 are $595,868 in 2010, $400,000 in 2011, $250,000 in 2012 and $250,000 in 2013.

NOTE H - COMMON STOCK ISSUANCES/WARRANTS

On March 28, 2008, the Company  sold a total of 10,000,000 post split shares (6,000,000 shares to Around the Clock Partners, LP (“ACP”), 3,000,000 shares to Jim Anderson, and 1,000,000 shares to Around the Clock Trading & Capital Management, LLC (“ACT”)) at a price of $.001 per share, or $10,000 total. Wayne Anderson, a director and chief executive officer of the Company, owns ACT and ACT is the general partner of ACP. Jim Anderson is a director and secretary of the Company.

On April 1, 2008, the Company amended its certificate of incorporation to increase the authorized number of shares to 50,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.001 par value and also effected a 1,000:1 forward stock split. All shares and per share amounts have been revised to retroactively reflect this stock split.

In June 2008, the Company issued a total of 900 shares of common stock to nine landowners in exchange for seven leases for mineral rights and two rights of way for a pipeline.

In July 2008, the Company sold 40,000 shares of common stock to Jim Anderson at a price of $.25 per share, or $10,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE H – COMMON STOCK ISSUANCES/WARRANTS (continued)

In July 2008, the Company issued a total of 76,837 shares of common stock (52,473 shares to Wayne Anderson and 24,364 shares to Jim Anderson) valued at $.25 per share in reimbursement of expenses totaling $19,209.

From June 2008 to December 2008, the Company issued a total of 776,499 shares of common stock to a number of consultants and service providers (including 10,000 shares to Wayne Anderson and 10,000 shares to Jim Anderson for director services) for services rendered. The 776,499 shares were valued at $.35 per share, or $271,775 total.

In July 2008, the Company issued 1,250,000 shares of common stock to its law firm for legal services rendered. The 1,250,000 shares were valued at $.35 per share, or $437,500 total.

In June and July 2008, the Company sold a total of 28,572 shares of common stock to four investors at a price of $.35 per share, or $10,000 total. In October 2008, the Company sold a total of 30,000 shares to three investors at a price of $.35 per share, or $10,500 total. In December 2008, the Company sold
37,143 shares of common stock at a price of $.35 per share and a warrant to purchase 15,000 shares exercisable at $.50 per share with an expiration date of December 2, 2013 to an investor, or $13,000.

In April 2009, the Company issued an aggregate of 170,100 shares for consulting services.

In May 2009, the Company issued 162,400 shares to an accredited investor at a price of $0.25 per share.

In May 2009, the Company issued an aggregate of 2,005,000 to its President and 1,005,000 shares to its Vice-President as compensation pursuant to the employment agreements and for board service. The stock was $.30 per share upon issuance.

In August, 2009 the Company issued 50,000 shares of our common stock at $.11 per share to John Richardson for the purchase of a generator.

In August 2009, the Company issued an aggregate of 30,000 shares of common stock at a per share price of $0.11 to two participants who purchased a working interest in one of the Company’s wells.

In August, 2009 the Company issued 25,000 shares of our common stock of $0.11 to Republic Exploration in exchange for consulting services

In September, 2009 the Company issued 1,500,000 shares of our common stock of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE H – COMMON STOCK ISSUANCES/WARRANTS (continued)

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

In December 2009, the Company issued 300,000 shares of common stock at a per share price of $0.07 to SLMI Holdings, LLC for a financing transaction.

In December 2009, the Company issued 200,000 shares of common stock at $.07 per share to White Oak Land and Minerals Development, LLC in exchange for consulting services.

In December 2009, the Company issued 100,000 shares of common stock to at $.07 per share Valvasone Trust in exchange for consulting services.

NOTE I – INCOME TAXES

The provision for income taxes for the period March 28, 2008 (inception) to December 31, 2009 differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the difference are as follows, as of December 31:

	2009	2008
Expected tax ( benefit) at 35%	$(573,550)	$(262,343)
Nondeductible stock issued for legal,
consulting, and other services	441,884	248,357
Change in valuation allowance	131,666	13,986

Provision for income taxes (benefit)	$0	$0

Based on management’s present assessment, the Company has not determined it to be more likely than not that a deferred tax asset of up to $131,666 and $ 13,986 attributable to the future utilization of the    $ 376,190 and $39,960 net operating loss carryforward as of December 31, 2009 and 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE I – INCOME TAXES (continued)

financial statements at December 31, 2009 and 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The total $ 416,150 net operating loss carryforward expires in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $16,800, payable monthly. The three year lease was entered into on February 1, 2008 and commenced on April 1, 2008.  The Company amended the original lease in December 2009 increasing the monthly rent from $600 to $1,400 monthly. We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. For the period March 28, 2008 (inception) to December 31, 2009, rent expense was $ 12,600. Future minimum rental payments at December 31, 2009 are $18,200 ($16,800 due in 2010, and $1,400 due in 2011).

NOTE K – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

These financial statements (which were previously included in the Company’s Form 10-K filed with the SEC on March 27, 2009) have been restated in order to correct errors relating to the accounting for certain (1) marketable equity securities transactions and (2) issuances of common stock. As previously reported, the Company failed to account for securities transactions executed in 2008 but settled in 2009. As previously reported, the Company incorrectly valued issuances of common stock to its two officers for expense reimbursements (76,837 shares) and for the sale of common stock (40,000 shares) at $.35 per share which should have been valued at $.25 per share.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE K – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
                    (continued)
The effect of the restatement adjustments on the balance sheet at December 31, 2008 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Cash and cash equivalents	$27,389	$(7,090)	$20.299
Marketable equity securities	-	6,450	6.450
Total current assets	27,389	(640)	26.749

Oil and gas properties	6,000	-	6,000

Total assets	$33,389	$(640)	$32,749

Common stock	$12,239	$1	$12,240
Additional paid in capital	781,734	(11,675)	770,059
Deficit accumulated during the
development stage	(760,684)	11,134	(749,550)
Total stockholders’ equity	$33,289	$(540)	$32,749

The effect of the restatement adjustments on the statement of operations for the period March 28, 2008 (inception) to December 31, 2008 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$-	$-	$-

Selling, general and administrative	36,845	4,717	41,562
Stock issued for legal services	437,500	-	437,500
Stock issued for consulting and
other services	271,080	1,010	272,090
Research and development	7,500	(7,500)	-
Organizational expense	10,000	(10,000)	-
Total operating expenses	762,925	(11,773)	751,152

Net loss from operations	(762,925)	11,773	(751,152)

Net gain from marketable equity securities	2,241	(639)	1,602

Net loss	$(760,684)	$11,134	$(749,550)

Basic and diluted loss per common
Share	$(.07)	$.00	$(.07)

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE L – STOCK ISSUANCES AND RELATED PARTY TRANSACTIONS

On March 10, 2009, the Company executed a Turnkey Drilling Contract with Rebell Oil of Kentucky LLC (“Rebell”). The contract provides for Rebell to drill 5 wells on leased property in Metcalfe County, Kentucky in search of oil or gas at rates of $33,000 per well of up to 1000 feet and $44,500 per well from 1001 to 2000 feet.

On April 1, 2009, the Company executed employment agreements with Wayne Anderson and Jim Anderson. The agreements have terms of three years (to March 31, 2012) and provide for first year compensation of $120,000 for Wayne Anderson and $60,000 for Jim Anderson with increases for the second and third years limited to 10% per year. The agreements also provide for grants of a total of 1,250,000 stock options to Wayne Anderson (500,000 exercisable at $.25 per share, 250,000 exercisable at $.50 per share on May 1, 2010, 250,000 exercisable at $.75 per share on May 1, 2011, and 250,000 exercisable at $1.00 per share on May 1, 2012) and a total of 625,000 stock options to Jim Anderson (250,000 exercisable at $.25 per share, 125,000 exercisable at $.50 per share on May 1, 2010, 125,000 exercisable at $.75 per share on May 1, 2011, and 125,000 exercisable at $1.00 per share on May 1, 2012). The agreements also provide for the payment of signing bonuses ($50,000 to Wayne Anderson, $25,000 to Jim Anderson) and issuances of common stock (2,000,000 shares to Wayne Anderson, 1,000,000 shares to Jim Anderson).

On September 2, 2009, the Board of Directors approved the designations of two series of preferred stock: Series A Preferred Stock (authorized 3,000,000 shares) and Series B Preferred Stock (authorized 300,000 shares). The Series A Preferred Stock has no dividend rights, has the right to one vote for each share owned, is redeemable by the Company once the Company’s obligations under the Lender Acquisition Agreement are satisfied, is convertible into shares of common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock if the Company fails to timely satisfy its obligations under the Lender Acquisition Agreement, and has pro rata liquidation distribution rights as if it had been converted to common stock. The Series B Preferred Stock has no dividend or voting rights, is convertible into shares of common stock at the rate of 10 shares of common stock for each share of Series B Preferred Stock and has pro rata liquidation distribution rights as if it had been converted to common stock.

On September 4, 2009, the Company entered into a Lender Acquisition Agreement with SLMI Holdings LLC (“Holdings”) and SLMI Options, LLC (“Options”). Pursuant to the agreement, the Company acquired all of the outstanding ownership units of Options from Holdings in exchange for (1) a promissory note in the principal amount of $1,000,000 secured by an interest in the Company’s tangible and intangible assets (due in installments to December 31, 2013), (2) 1,500,000 shares of Company common stock, and (3) 1,000,000 shares of Company Series A Preferred Stock. Options owns secured notes from Harry Thompson, Harlis Trust, Wilon Resources, Inc., and Wilon Gathering System, Inc. totaling $925,000 (excluding approximately $400,000 in accrued interest) ( the “SLMI Notes”).

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE L – STOCK ISSUANCES AND RELATED PARTY TRANSACTIONS (continued)

On September 25, 2009, the Company entered into a Debenture Securities Purchase Agreement (“Debenture Agreement”) with Atlas Capital Partners, LLC (“Atlas”) pursuant to which the Company issued to Atlas $50,000 in secured convertible debentures (the “Debentures”) dated of even date with the Debenture Agreement. The Debentures were fully funded on September 25, 2009. The Debentures are convertible, in whole or in part, at any time and form time to time before maturity at the option of the holder at the lower (a) $0.25 per share or (b) 70% of the two lowest volume weighted average prices of common stock for ten (10) trading days immediately preceding the conversion date. The Debentures have a term of nine (9) months, piggy-back registration rights and accrue interest at a rate equal to seven percent (7%) per year. The Debentures are secured by certain pledged assets of the Company. The Parties have also entered into an Investor Registration Rights Agreements, pursuant to which the Company has agreed, if required by Atlas, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

On October 21, 2009, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.

On October 23, 2009, E-2 Investments, LLC (“E-2”), a wholly owned subsidiary of the Company formed on July 20, 2009, acquired 7,800,000 shares of common stock of Wilon Resources, Inc. (“Wilon”), representing approximately 35% of the approximately 22,000,000 issued and outstanding shares of Wilon, a public company incorporated in Tennessee, at an auction conducted by Options of seized collateral relating to the SLMI Notes. The purchase price was $78,000, which reduced the indebtedness due Options under the SLMI Notes by $78,000.

On November 5, 2009, the Company acquired 15 wells and certain other assets located in Adair, Russell, and Green counties in Kentucky from KYTX Oil and Gas, LLC (“KYTX”) for a total purchase price of $120,000, $70,000 paid at closing and $50,000 due on February 3, 2010.

On November 13, 2009, E-2 acquired an additional 4,470,000 shares of common stock of Wilon, representing approximately 20% of the approximately 22,000,000 issued and outstanding shares of Wilon, at a purchase price of $500,000 ($103,500 paid at closing, $100,000 due on March 11, 2010, $146,500 due on November 13, 2010, and $150,000 due on November 13, 2011).

In 2009, the Company issued a total of 5,445,959 shares of common stock to a number of consultants and service providers for services rendered. At December 31, 2009, the Company had 22,185,910 issued and outstanding shares of common stock.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2009

NOTE M - SUBSEQUENT EVENTS

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes for and zero votes against to a share exchange between the Company and Wilon Resources, Inc. (Wilon), a Tennessee corporation whereby the Company acquired all of the outstanding shares of Wilon and hold Wilon as a wholly-owned subsidiary.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.  The shareholders for Wilon approved of the share exchange with 27,843,109 votes for and zero votes against.

On March 19, 2010, the company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company to US Natural Gas Corp.  Wilon simultaneously completed a name change to US Natural Gas Corp WV.  Also, the company's shareholders approved an amendment to the Company's Articles of Incorporation deleting Article 8 thereof to eliminate reference to a non-existent "Shareholders' Restrictive Agreement."

On March 1, 2010, E2 Investments, LLC purchased the mineral rights located on real property in Wayne County, West Virginia consisting of approximately 160 acres for a total purchase price of $35,000 paid at closing.

On February 9, 2010, Wilon Resources, Inc. (Wilon), a wholly owned subsidiary of the Company, merged with and into Wilon Resources of Tennessee, Inc. (WRT), a Tennessee Corporation.  All of the stock of Wilon's shareholders was acquired by WRT for consideration equal to 1000 shares of WRT for every one share of Wilon held by Wilon shareholders.  The name of WRT remained the same after the filing of the merger and Wilon approved the use of its name by WRT.

On February 2, 2010, the company formed E3 Petroleum Corp (E3), a wholly owned subsidiary organized under the laws of the State of Florida.  E3 will be the bonding subsidiary for wells held in Kentucky and West Virginia.