Form 10-K/A
period 2009-12-31
US NATURAL GAS CORP
filed 2010-05-19
CIK 1448695

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

US Natural Gas Corp

Date: May 19, 2010	By:	/s/ Wayne Anderson
Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson	President, Acting Chief Financial Officer and Director (Principal	May 19, 2010
Wayne Anderson	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Anderson	Vice-President, and Director	May 19, 2010
Jim Anderson

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the year ended December 31, 2009,	F-5
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the period	F-6
March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Cash Flows for the year ended December 31, 2009,	F-7
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Notes to Financial Statements	F-8 - F-21

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

LGG& Associates, PC
Certified Public Accountants
and Management Consultants

April 15, 2010
Lawrenceville, Georgia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adventure Energy, Inc.

I have audited the accompanying balance sheet of Adventure Energy, Inc. (the “Company”) as of December 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the period March 28, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adventure Energy, Inc. as of December 31, 2008 and the results of its operations and cash flows for the period March 28, 2008 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company’s financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note H to the financial statements, the Company restated its financial statements for the period March 28, 2008 (inception) to December 31, 2008.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
February 11, 2010

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