Form 10-Q
period 2010-03-31
US NATURAL GAS CORP
filed 2010-05-21
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-154799

US NATURAL GAS CORP
 (Name of registrant in its charter)

Florida	26-2317506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 6th Street South, Suite 600, St Petersburg, FL 33701
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (727) 824-2800

WITH COPIES TO:

Christopher K. Davies, Esq.
2234 N Federal Highway, Suite #330
Boca Raton, FL 33431

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

The number of shares of registrant’s common stock outstanding as of May 18, 2010 was 25,908,910.

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-3
	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and from March 28, 2008 (inception) through March 31, 2010 (unaudited)	F-4
	Consolidated Statement of Stockholders' Equity for the period March 28, 2008 (inception) through March 31, 2010 (unaudited)	F-5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and from March 28, 2008 (inception) though March 31, 2010 (unaudited)	F-6
	Notes to the Consolidated Financial Statements	F-7
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4:	CONTROLS AND PROCEDURES	9
PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	9
ITEM 1A :	RISK FACTORS	9
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
ITEM 5	OTHER INFORMATION	10
ITEM 6:	EXHIBITS	11
SIGNATURES		12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows from inception (March 28, 2008) through March 31, 2010.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim consolidated financial statements consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters.  A review (as defined by the Public Company Accounting Oversight Board (United States)) is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United Statements of America.

We audited the accompanying consolidated balance sheet at December 31, 2009, and we expressed an unqualified opinion on it in our report dated April 15, 2010.  We have not performed any auditing procedures since that date.

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the three months ended March 31, 2010 and 2009 and for the period from inception (March 22, 2008) through March 31, 2010.  In addition, US NATURAL GAS CORP has virtually no revenue from natural gas and oil production and sale, has not commenced planned principal business operations, and its current liabilities substantially exceed its current assets.

These factors raise substantial doubt about US NATURAL GAS CORP’s ability to continue as a going concern.  US NATURAL GAS CORP management’s plans regarding these matters are described in the notes to the consolidated financial statements.  In accordance with accounting principles generally accepted in the United States of America, these consolidated financial statements do not, at this time, include any adjustments that might result from the resolution of this significant uncertainty.

LGG & Associates, PC
Certified Public Accountants
and Management Consultants

May 20, 2010
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55,203	$26,488
Accounts receivable, joint interest billing	120,675	0
Accounts receivable, other	32,312	97,900
Marketable equity securities	38,368	0
Materials and supplies	15,000	15,000
Prepaid expenses	15,372	21,000
Notes receivable, current	54,800	50,000

Total current assets	331,730	210,388

PROPERTY AND EQUIPMENT
Oil and gas properties	5,240,402	224,474

OTHER ASSETS
Notes receivable	59,900	1,225,000
Debenture escrow	99,190	99,190
Investments	3,000	72,900
Other assets	189,962	150,473

Total other assets	352,052	1,547,563

TOTAL ASSETS	$5,924,184	$1,982,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$942,779	$282,745
Advances due related entities, net	0	86,752
Notes payable, current	1,083,868	595,868
Loans payable-other	25,300	23,000
Loans payable-shareholders	51,731	85,100
Convertible debenture payable	50,000	50,000

Total current liabilities	2,153,678	1,123,465

LONG-TERM LIABILITIES
Notes payable	1,635,699	900,000

STOCKHOLDERS’ EQUITY
Preferred stock authorized 3,000,000 shares, $.001 par value-Series A
At March 31, 2010 and December 31, 2009 there are 1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock authorized 300,000 shares, $.001 par value-Series B
At March 31, 2010 and December 31, 2009 there are 300,000 shares issued and outstanding	300	300
Common stock authorized 50,000,000 shares, $.001 par value
each. At March 31, 2010 and December 31,2009 there are
24,438,910 and 22,185,910 shares issued and outstanding, respectively	24,439	22,186
Additional paid in capital	2,463,166	2,323,739
Non controlling interest	2,305,863	0
Deficit accumulated during the development stage	(2,659,961)	(2,388,265)

Total stockholders’ equity (deficit)	2,134,807	(41,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,924,184	$1,982,425

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended March 31, 2010	For the 3 months ended March 31, 2009	March 28, 2008 (inception) to March 31, 2010

Revenue	$0	$0	$44,191

Cost of oil and gas operations	15,947	0	73,327

Gross profit (loss)	(15,947)	0	(29,136)

Operating Expenses
Selling, general and administrative	243,766	16,335	599,263
Stock issued for legal services	79,680	122,500	643,031
Stock issued for consulting and other services	54,000	59,999	1,493,201
Amortization and depreciation	22,530	0	44,191

Total operating expenses	399,976	198,834	2,779,686

Net loss from operations	(415,923)	(198,834)	(2,808,822)

Other Income (Expenses)

Net gain from marketable equity securities	169,227	5,363	184,688
Interest expense	(25,000)	0	(35,827)

Total other income (expenses)	144,227	5,363	148,861

Net loss	$(271,696)	$(193,471)	$(2,659,961)

Basic loss per common share	$(.01)	$(.02)
Diluted loss per common share	$(.01)	$(.02)

Weighted average common shares outstanding- basic	23,941,525	12,781,949
Weighted average common shares outstanding- diluted	45,652,075	12,781,949

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
March 28, 2008 (inception) to March 31, 2010

	Common stock		Preferred Stock		Additional Paid in	Non Controlling	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Interest	Stage	Total
Issuance of common stock for cash
on March 28, 2008 at $.001 per share	10,000,000	$10,000		$0	$0	$0	$0	$10,000
Issuance of common stock for leases and right of
ways at $.35 per share	900	1			314			315
Issuance of common stock for expense
reimbursements at $.25 per share	76,837	77			19,132			19,209
Issuance of common stock for consulting
and other services at $.35 per share	776,499	776			270,999			271,775
Issuance of common stock for legal services
valued at $.35 per share	1,250,000	1,250			436,250			437,500
Issuance of common stock and warrants for
cash at $.35 per share	95,715	96			33,404			33,500
Issuance of common stock for cash at $.25 per
Share	40,000	40			9,960			10,000
Net loss for the period March 28, 2008
to December 31, 2008							(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note K	12,239,951	12,240	0	0	770,059	0	(749,550)	32,749
Issuance of Series A and B shares at par value			1,300,000	1,300				1,300
Issuance of common stock for services at $0.664
thru $0.35 per share	9,345,959	9,346			1,503,180			1,512,526
Issuance of common stock for services at $.07
and $.10 per share	600,000	600			50,500			51,100
Net loss for the year ended December 31, 2009							(1,638,715)	(1,638,715)

Balances at December 31, 2009	22,185,910	22,186	1,300,000	1,300	2,323,739	0	(2,388,265)	(41,040)
Issuance of common stock for services at per share prices from $.04 to $.10	2,253,000	2,253			139,427			141,680
Consolidation with Wilon Resources, Inc						2,305,863		2,305,863
Net loss for the 3 months ending March 31, 2010							(271,696)	(271,696)
Balance at March 31, 2010	24,438,910	$24,439	1,300,000	$1,300	$2,463,166	$2,305,863	$(2,659,961)	$2,134,807

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 3 months ended March 31, 2010	For the 3 months ended March 31, 2009	March 28, 2008 (inception) to March 31, 2010
OPERATING ACTIVITIES
Net loss	$(271,696)	$(193,471)	$(2,659,961)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	22,530	0	44,191
Net gain from marketable equity securities	(169,227)	0	(169,227)
Issuance of common stock for services, leases, and reimbursements	133,680	182,499	2,136,232
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(120,675)	0	(120,675)
Accounts receivable, other	76,311	0	(21,589)
Materials and supplies	0	0	(15,000)
Prepaid expenses	5,628	0	5,628
Other assets	(60,700)	0	(62,700)
Accounts payable and accrued expenses	42,856	0	325,601

Net cash flows from operating activities	(341,293)	(10,972)	(537,500)

INVESTING ACTIVITIES:
Purchase of investments	(3,000)	0	(75,900)
Proceeds from sale of investments	21,000	0	21,000
Purchases of marketable equity securities	(1,990,563)	0	(1,990,563)
Proceeds from sale of marketable equity securities	2,121,423	0	2,121,423
Lending on notes receivable	(1,400)	0	(1,276,400)
Collections on notes receivable	62,255	0	62,255
Purchase of property and equipment	(305,138)	0	(530,063)

Net cash flows from investing activities	(95,423)	0	(1,668,248)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	12,500	0	66,000
Issuance of preferred stock	0	0	1,300
Borrowings from notes payable	510,300	0	2,006,168
Payments on notes payable	(24,000)	0	(24,000)
Loans payable - other	0	0	23,000
Loans payable - shareholders	(33,369)	3,488	51,731
Advances due to related entity, net	0	0	86,752
Convertible debenture payable	0	0	50,000

Net cash flows from financing activities	465,431	3,488	2,260,951

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,715	(7,484)	55,203

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,488	27,389	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,203	$19,905	$55,203

Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,000	0	$25,000
Consolidation of Wilon Resources, Inc.	2,345,562	0	2,345,262
Issuance of common stock for loans payable, other	8,000	0	8,000
Issuance of common stock for other assets	0	0	169,683
Issuance of common stock for prepaid services	0	0	21,000
Issuance of common stock for debenture escrow	0	0	99,190
Acquisition of SLMI Options - preferred stock	0	0	1,300

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 ( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

On August 25, 2009, the Company incorporated Wilon Resources, Inc. in the state of Tennessee. On February 9, 2010, Wilon Resources, Inc. (Wilon), a wholly owned subsidiary of the Company, merged with and into Wilon Resources of Tennessee, Inc. (WRT), a Tennessee Corporation.  All of the stock of Wilon's shareholders was acquired by WRT for consideration equal to 1000 shares of WRT for every one share of Wilon held by Wilon shareholders.  Subsequent to the merger, Wilon approved the use of the name Wilon Resources, Inc. by WRT.

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes for and zero votes against to a share exchange between the Company and Wilon Resources, Inc. (Wilon), a Tennessee corporation whereby the Company acquired all of the outstanding shares of Wilon and hold Wilon as a wholly-owned subsidiary.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.  The shareholders for Wilon approved of the share exchange with 27,843,109 votes for and zero votes against.  As of the filing of these financial statements, the Company is awaiting final approval of the share exchange by Financial Industry Regulatory Authority (FINRA).

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, and the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers all liquid debt securities with an original maturity of 90 days or less that are readily convertible into cash to be cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, it's wholly owned subsidiariesus US Natural Gas Corp KY, SLMI Options LLC, E2 Invesments LLC and E3 Petroleum Corp and US Natural Gas Corp WV a 27% owned Subsidiary.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Non Controlling Interest

The Company's March 31, 2010 financial statements have consolidated Wilon Resources, Inc. as a result of obtaining managerial control of Wilon through the Securities Purchase Agreement between Harlis Trust and E 2 Investments, LLC, a wholly owned subsidiary of the Company. Wilon's estimated fair market values of its assets and liabilities are consolidated in the Company's balance sheet at March 31, 2010.  These estimates could significantly change both negatively and/or positively pending valuations by third parties.  In particular, oil and gas properties with an estimated fair market value of approximately $4,643,000 includes 115 natural gas wells, 12,000 acres of mineral rights leases, and the gathering system interconnecting the Company's wells. The Company intends to retain a third party to complete a Reserves Report covering the 12,000 acres located in Wayne County, West Virginia substantiating proven and probable reserves.

Marketable Equity Securities

Marketable equity securities are stated at fair value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Materials and Supplies

Materials and supplies consist primarily of  parts and accessories necessary to maintain the oil and gas properties.  They are recorded at the lower of cost or market value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. (see Note A - Non Controlling Interest)

Concentration of Credit Risk

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

Reclassifications

Certain amounts in the consolidated statements of operations were reclassified to conform with March 31, 2010 presentation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

Oil and Gas Properties

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

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and  related fees due the Company related to its management of various partnerships. The Company follows U.S. GAAP in Accounting for Impairments.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with U.S. GAAP.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

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

For the period March 28, 2008 (inception) to March 31, 2010, diluted weighted average common shares outstanding exclude 15,000 shares issuable on exercise of the 15,000 warrants outstanding at December 31, 2009 (see Note I).

Advertising Cost

The Company had advertising cost in the amount of $930 for the period of March 28, 2008 (date of inception) to March 31, 2010.

NOTE B—RELATED PARTY TRANSACTIONS

The Company owes officers $51,731 and $85,100 at no interest for various expenses as of March 31, 2010 and December 31, 2009.

Included within accounts payable and accrued expenses are wages due shareholders of $255,000 and $210,000 as of March 31, 2010 and December 31, 2009.

See Note-N for Executives’ employment agreement.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE C—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $2,659,961 for the period March 28, 2008 (inception) to March 31, 2010 and negative working capital aggregating $1,821,948. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE D - MARKETABLE EQUITY SECURITIES

At March 31, 2010, marketable equity securities consisted of equity securities held through Transcend Capital LP with a fair market value of $38,368.  The cost of the marketable equity securities was $40,648. The Net gain for Marketable Equity Securities of $169,227 for the three months ended March 31, 2010 includes an unrealized loss of $2,280.  For the period March 28, 2008 (inception) to March 31, 2010, the net gain from marketable equity securities was $184,688.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at

	3/31/2010	12/31/2009
Computer Software	$13,000	$-
Field Equipment	10,585	10,585
Transportation Equipment	74,833	-
Oil and Gas Properties	5,143,755	214,340
Accumulated depreciation	(1,771)	(451)

Total Oil and Gas Properties	$5,240,402	$224,474

The company uses the straight line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to 20 years.

Included in the March 31, 2010 balances are the consolidated estimated fair market values of Wilon Resources, Inc. These estimates could change both negatively and/or positively pending a valuation by third parties.  (See Note A - Non Controlling Interest)

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE F - NOTES RECEIVABLE

Notes receivable consists of the following at,

	3/31/2010	12/31/2009
Non-interest bearing notes due 2010	$50,000	$50,000
Notes receivable, interest at prime + 1%, due on demand	-	925,000
Note receivable, due on 2013	-	300,000
Note receivable, interest at 9%, $605 monthly through December 2025	64,700
Less current portion	(54,800)	(50,000)

Notes Receivable Long-Term	$59,900	$1,225,000

NOTE G - OTHER ASSETS

Other assets consist of the following at,

	3/31/2010	12/31/2009
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(42,420)	(21,210)
Operating bonds and deposits	62,699	2,000

Total Other Assets	$189,962	$150,473

Loan commitment fee is amortized over the life of the agreement using a straight line method.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE H - NOTES PAYABLE

Notes payable consists of the following at,

	3/31/2010	12/31/2009
Notes payable due 2010, interest at 1% per annum	$100,000	$100,000
Notes payable due September 2013, $250,000 annual installments,
interest at 3% per annum	988,000	1,000,000
Notes payable due November 2011, annual installments,
non-interest bearing	296,500	296,500
Notes payable, due 2010, non-interest bearing	99,368	99,368
Notes payable due July 2010, interest paid monthly	500,000	-
Notes payable due 2013, non-interest bearing	735,699	-
Less current portion	$(1,083,868)	$(595,868)
	$1,635,699	$900,000
Notes Payable Long Term

Current maturities of long term debt at March 31, 2010 are $1,083,868 in 2010, $400,000 in 2011, $250,000 in 2012, and $985,699 in 2013.

NOTE I - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2010 and December 31, 2009.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE J – COMMON STOCK ISSUANCES/WARRANTS

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

In April 2009, the Company issued warrants to Wayne Anderson to purchase 1,250,000 at an average price of $.55as per the executed employment agreement.

In April 2009, the Company issued warrants to Jim Anderson to purchase 625,000 at an average price of $.55as per the executed employment agreement.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

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

In September 2009, the Company issued warrants to Del Mar Corporate Consulting to purchase 300,000 at an average price of $.18 with an expiration date of September 23, 2012.

In December 2009, the Company issued 300,000 shares of common stock at a per share price of $0.07 to SLMI Holdings, LLC for a financing transaction.

In December 2009, the Company issued 200,000 shares of common stock at $.07 per share to White Oak Land and Minerals Development, LLC in exchange for consulting services.

In December 2009, the Company issued 100,000 shares of common stock at $.07 per share to Valvasone Trust in exchange for consulting services.

In January 2010, the Company issued 453,000 shares of common stock at $.06 per share to  Chris Davies in exchange for legal services.

In January 2010, the Company issued 900,000 shares of common stock at $.06 per share to Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In January 2010, the Company issued 350,000 shares of common stock at $.05 per share to  Chris Davies in exchange for legal services.

In February 2010, the Company issued 200,000 shares of common stock at $.04 per share to  Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In March 2010, the Company issued 453,000 shares of common stock at $.10 per share to  Chris Davies in exchange for legal services.

NOTE K – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $ 25,300 and $23,000 as of March 31, 2010 and December 31, 2009.

NOTE L – CONVERTIBLE DEBENTURE PAYABLE

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

 NOTE M – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $16,800, payable monthly. The three year lease was entered into on February 1, 2008 and commenced on April 1, 2008. The Company amended the original lease in December 2009 increasing the monthly rent from $600 to $1,400 monthly. We may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. Management believes the current office space will be sufficient after the acquisition of Wilon Resources, Inc. is completed.

The Company entered into an operating lease in January 2010 for field equipment. The lease is for a term of 24 months with a monthly rent of $3,100 plus applicable taxes.

Rent expenses on all operating leases for the period of March 28, 2008 (inception) to March 31, 2010 was $19,900. Future minimum rental obligations at March 31, 2010 are $40,500 in 2010, $38,600 in 2011, and $3,100 in 2012.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE N- LENDER ACQUISITION AGREEMENT/SUBSIDIARIES

On February 2, 2010, the Company incorporated E 3 Petroleum Corp in the state of Florida. E 3 will act as the operator and bonding entity for the Company’s wells in the states of Kentucky and West Virginia.

On February 1, 2010, the Company incorporated US Natural Gas Corp in the state of Florida.

A lender acquisition agreement was entered into on September 4, 2009 by US Natural Gas Corp and SLMI Holdings, LLC. Through the agreement, US Natural Gas Corp acquired SLMI Options, LLC, a Nevada Limited Liability Company. SLMI Options, LLC is the secured lender of the three commercial notes defined below.

This Agreement is made with respect to loans made by SLMI Holdings, LLC to Harry Thompson (“Thompson”), Harlis Trust (“Trust”), Wilon Resources Inc. (“Wilon”) and/or Wilon Gathering System Inc. Purchase Price. US Natural Gas Corp agrees to pay the following consideration herewith in return for conveyance of the Lender Units:

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

$1,000,000 in financing was made payable by secured promissory note. By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note. By December 31, 2011, US Natural Gas Corp shall have paid at least $200,000 more. By December 31, 2012, US Natural Gas Corp shall have paid at least $300,000 more. All unpaid principal and interest shall be due no later than December 31, 2013. To the extent US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012. From January, 2010 to December, 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full. Additional Security and Collateral for the Secured Note and the covenants hereunder:

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE N- LENDER ACQUISITION AGREEMENT/SUBSIDIARIES (Continued)

The Company issued 1 million shares of Series A Preferred Stock at the stated value of One Dollar ($1.00) per share in the name of Owner. These shares shall be convertible into 10 million voting common shares of US Natural Gas Corp in an Event of Default under this Agreement. The preferred shares shall be voting (1 for 1 basis) and shall include the right to appoint a non-voting, ex-officio member of the Board of Directors who shall also be a non-voting, ex-office member of all committees of the Board of Directors. The Company issued three hundred thousand (300,000) Series B Preferred Shares to Owner that are convertible into 3 million (3,000,000) common shares of US Natural Gas Corp.

On August 25, 2009, the Company incorporated Wilon Resources, Inc. in the state of Tennessee. On February 9, 2010, Wilon Resources, Inc. (Wilon), a wholly owned subsidiary of the Company, merged with and into Wilon Resources of Tennessee, Inc. (WRT), a Tennessee Corporation.  All of the stock of Wilon's shareholders was acquired by WRT for consideration equal to 1000 shares of WRT for every one share of Wilon held by Wilon shareholders.  The name of WRT remained the same after the filing of the merger and Wilon approved the use of its name by WRT.

On July 20, 2009 the Company formed E-2 Investments, LLC to hold equity and energy investments. As of May 31, 2010, E 2 Investments, LLC holds approximately 160 acres of mineral rights located in Wayne County, West Virginia purchased for $35,000.00. In addition E 2 Investments, LLC holds 12 million shares of Sharp Holding Corp obtained through the purchase, from a non-affiliate, of a Promissory Note and subsequent conversion into shares.

NOTE O-PREFERRED STOCK

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2010
Unaudited

NOTE P – SUBSEQUENT EVENTS

On May 7, 2010, E 3 Petroleum Corp executed a new Agreed Order with the West Virginia Department of Environmental Protection, Office of Oil & Gas, to abate the violations previously cited to US Natural Gas Corp WV’s (formerly Wilon Resources, Inc.) previous operator, B.T.U. Pipeline, Inc. BTU is a wholly owned subsidiary of WV. Under the new agreed order, all wells previously listed under BTU’s bond will be transferred to the new bond posted by E 3. E 3 shall agree to abate the violations on a schedule provided by E 3 and pay a one-time administrative penalty of $25,000.00.

On April 23, 2010, the Company submitted the required documentation to Finra, Financial Industry Regulatory Authority, to change the name of Wilon Resources, Inc. ("Wilon") to US Natural Gas Corp WV. In addition, the Company has requested that the acquisition of Wilon by US Natural Gas Corp be deemed effective and that Wilon no longer trades as a standalone entity.

On April 14, 2010, the Company's name change from Adventure Energy, Inc. to US Natural Gas Corp became effective. In addition, the Company's stock trading symbol changed from "ADVE" to "UNGS".

 ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest. We maintain leaseholds on mineral rights covering approximately 5,700 acres in addition to rights of way in Kentucky and 11,000 acres in West Virginia through US Natural Gas Corp WV (formerly Wilon Resources, Inc.). Our first revenue from production was generated in July 2009. We have incurred a net loss of $ 271,696 for the 3 month period ending March 31, 2010.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects. Our operations are currently divided into two entities, US Natural Gas Corp KY (“KY”) and US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.).

US Natural Gas Corp KY, a wholly owned subsidiary, concentrates on oil producing properties mainly in the counties of Green, Hart, Adair, Russell, and Monroe in Kentucky. E 3 Petroleum acts as the bonding entity for all wells in Kentucky which KY maintains a working interest. On average, KY maintains a 95% working interest and 83% net revenue interest in each well. To date, E 3 Petroleum has 25 wells under bond of which 14 are currently producing commercially viable crude with minimal revenue. KY continues to reopen, treat, and maintain the wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC. During April 2010, the Company initiated drilling activities on a leasehold in Green County, Kentucky. It is the Company’s intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for reopening.

The Company maintains a minority stake in US Natural Gas Corp WV, but the day to day decisions of this entity are controlled by our President, Mr. Wayne Anderson. WV’s operations are based in Wayne County, West Virginia and are solely dedicated to the production of commercially viable natural gas. The wells maintained and owned by WV are held under the bond of B.T.U. Pipeline, a wholly owned subsidiary of WV. The Company has 115 natural gas wells under bond which have been shut-in since June 2005 due to a delivery constraint. Management has entered into an agreement with a third party to allow for delivery and purchase of natural gas which the Company believes will remedy the prior transmission constraint.

We continue to seek to identify oil and natural wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these wells upon terms that are satisfactory to the Company.

We believe we will be able to generate long-term reserve and production growth through drilling activities and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop oil and natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the acquisition of previously drilled wells, reworking of wells, repair and maintenance to our gathering system, and drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Recent Developments

On March 25, 2010, Wilon Resources, Inc filed an amendment to the Articles of Incorporation to change the Company’s name to US Natural Gas Corp WV.

On March 22, 2010, the Company amended the Articles of Incorporation for US Natural Gas Corp, a wholly owned subsidiary of the Company, to change the name to US Natural Gas Corp KY.

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes for and zero votes against to a share exchange between the Company and Wilon Resources, Inc. (Wilon), a Tennessee corporation whereby the Company will acquire all of the outstanding shares of Wilon and hold Wilon as a wholly-owned subsidiary.  For each share of common stock of Wilon exchanged, the Company will  issue one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.  The shareholders for Wilon approved of the share exchange with 27,843,109 votes for and zero votes against.

On March 19, 2010, the company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company to US Natural Gas Corp.  The majority shareholders of Wilon simultaneously approved an amendment to the Company's Articles of Incorporation changing the name of the Company to US Natural Gas Corp WV. In addition, the company's shareholders approved an amendment to the Company's Articles of Incorporation deleting Article 8 thereof to eliminate reference to a non-existent "Shareholders' Restrictive Agreement."

On February 28, 2010, the Company and Wilon Resources, Inc executed a plan of share exchange between the two companies which was placed before shareholder vote on March 19, 2010.

On January 1, 2010, the Company hired Mr. Louis Ledet as the Field Supervisor for the West Virginia operations. Mr. Ledet along with contractor labor spent the majority of the 1st quarter of 2010 repairing the gathering system, repairing roads leading to wells, installing components to the Company’s meter run, fabricating a Hydrogen Sulfide detection facility, installing a Glycol unit, and concentrating on the infrastructure in preparation of delivery. From late March through the present, the focus has been on swabbing wells, replacing completion components, hooking up previously drilled wells, and placing the wells into production. Over the course of the next 6-9 months, the Company’s efforts will stay on course to increase production by focusing on individual wells.

On November 18, 2009, Mr. Anderson , our current President and Chairman, was appointed as the sole director of Wilon Resources of Tennessee, Inc. (”WRT”) as per the Securities Purchase Agreement executed between Harlis Trust and E 2 Investments, LLC. WRT is a publicly traded Company trading on the Otc Pink Sheets under the symbol WLON and previously known as Wilon Resources, Inc.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 AND 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues for the three months ended March 31, 2010 and March 31, 2009 were none and none respectively. The Company had revenues of $44,191 for period from March 28, 2008 (inception) to March 31, 2010.  Over the next twelve months, the Company anticipates an increase in revenue from the Company’s newly acquired subsidiary, US Natural Gas Corp WV. This increase in revenue is predicated upon the closing of the acquisition. In addition, the Company expects to generate additional revenue as it reworks, reopens, or drills new wells through its other wholly owned subsidiary, US Natural Gas Corp KY.

Operating Expenses for the three months ended March 31, 2010 was $ 399,976. Operating expenses for the three months ended March 31, 2009 was $ 198,834, which is an increase of $201,142. The increase in operating expenses was mainly from the increase in selling general and administrative expenses.

Operating Expenses for the period from March 28, 2008 (inception) to March 31, 2010 was $2,779,686. Operating expenses for the three months ended March 31, 2010 included selling, general, and administrative expenses of $305,884. The increase in operating expenses was mainly from the issuance of common stock for consulting, legal and other fees of $805,935.

The Company anticipates that its operating expenses will increase substantially over the next twelve months for both operating subsidiaries as it continues to bring additional wells online and into production.

Net Loss for the period from March 28, 2008 (inception) to March 31, 2010 was $2,659,961. Net loss for the three months ended March 31, 2010 and 2009 was $271,696 and 193,491, respectively.  The increase in net loss was mainly from the increase in selling general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 and December 31, 2009 we had cash and cash equivalents of $55,203 and $26,488, respectively.

For the period from March 28, 2008 (inception) to March 31, 2010, cash used by operating activities was $ 537,500. A total of $2,136,232 was expensed from the issuance of common stock for services and leases for the period from March 28, 2008 (inception) to March 31, 2010. For the three months ended March 31, 2010, cash by operating activities was $341,293.

For the period from March 28, 2008 (inception) to March 31, 2010, the cash used by investing activities was $1,668,248, which was primarily for the purchase of gas properties. For the three months ended March 31, 2010, there was $95,423, which was primarily for the purchase of oil and gas properties.

For the period from March 28, 2008 (inception) to March 31, 2010, cash provided by financing activities was $2,260,951 which was primarily from borrowing from notes payable. For the three months ending March 31, 2010, there was $465,431 provided by financing activities.

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

We intend to acquire adjacent mineral rights leaseholds to further expand our block of acreage for development. We also intend to expand further in Wayne County, West Virginia, to explore for leaseholds. Currently, the rate to acquire mineral rights leases in the states of Kentucky and West Virginia ranges from $5.00-$25.00 per acre. In addition, the Lessor is given a 12.5% royalty from gross production.

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

Recent Financings

Between January 1, 2010 and March 31, 2010, the Company raised $27,500 in private financing from accredited investors. These funds were utilized for the daily operating activities of the company. The investors purchased shares from the Company at prices between $.03 to $.07 per share.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Therefor, a change in conditions could affect these estimates.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our President and chief financial officer, as are appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against US Natural Gas Corp or any of its wholly owned subsidiaries.

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations, or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, the Company issued 900,000 shares of common stock at a per share price of $0.06 to a shareholder in exchange for the payment of an accounts payable.

In February 2010, the Company issued 200,000 shares of common stock at a per share price of $0.04 to Around the Clock Partners, LP in exchange for conversion of a previous loan to the Company.

The above issuances were made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2010, the Company held a special meeting of its shareholders.  The meeting was held to vote on the following proposals set forth below (the “Proposals”).

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

10.10	Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009.

10.11	Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009.

10.12	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc.

10.13	Secured Convertible Debenture issued to Atlas Capital Partners, LLC

10.14	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC.

10.15	Securities Purchase Agreement by and among, E 2 investments, LLC and Harlis Trust dated as of November 10, 2009

14	Code of Ethics (previously filed with Annual Report on Form 10-K filed with the SEC on March 27, 2009)

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*
Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 21, 2010.

US Natural Gas Corp

By:	/s/ Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)