Form 10-Q
period 2010-06-30
US NATURAL GAS CORP
filed 2010-08-16
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of registrant’s common stock outstanding as of August 12, 2010 was 91,949,059.

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Report of Independent Registered Certified Public Accounting Firm	F-2
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-3
	Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, and from March 28, 2008 (inception) through June 30, 2010 (unaudited)	F-4
	Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited)	F-5
	Consolidated Statement of Stockholders' Equity for the period March 28, 2008 (inception) through June 30, 2010 (unaudited)	F-6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and from March 28, 2008 (inception) though June 30, 2010 (unaudited)	F-7
	Notes to the Consolidated Financial Statements	F-8
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4:	CONTROLS AND PROCEDURES	9
PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	10
ITEM 1A :	RISK FACTORS	10
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5	OTHER INFORMATION	13
ITEM 6:	EXHIBITS	14
SIGNATURES		15

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-3

Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (unaudited) and for the period March 28, 2008 (inception) through June 30, 2010 (unaudited)	F-4

Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited)	F-5

Consolidated Statement of Stockholders’ Equity for the period
March 28, 2008 (inception) through June 30, 2010 (unaudited)	F-6

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and for the period March 28, 2008 (inception) through June 30, 2010 (unaudited)	F-7

Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of June 30, 2010, and the related consolidated statements of operations and cash flows for the six and three months ended June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows from inception (March 28, 2008) through June 30, 2010.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the accompanying consolidated balance sheet as of  December 31, 2009, and we expressed an unqualified opinion on it in our report dated April 15, 2010.  We have not performed any auditing procedures since that date.

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the six and three months ended June 30, 2010 and 2009 and for the period from inception (March 22, 2008) through June 30, 2010.   In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and  natural gas production and its current liabilities substantially exceed its current assets.

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

/s/ Louis Gutberlet, CPA

on behalf of LGG & Associates, PC
LGG & Associates, PC
Certified Public Accountants
and Management Consultants

August 16, 2010
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$500	$26,488
Accounts receivable, joint interest billing	104,013	-
Accounts receivable, other	22,500	97,900
Marketable equity securities	30,473	-
Materials and supplies	-	15,000
Prepaid expenses	16,229	21,000
Notes receivable, current	18,265	50,000

Total current assets	191,980	210,388

PROPERTY AND EQUIPMENT
Oil and gas properties	4,831,598	224,474

OTHER ASSETS
Notes receivable	58,735	1,225,000
Debenture escrow	99,190	99,190
Investments	11,470	72,900
Miscellaneous	190,767	150,473

Total other assets	360,162	1,547,563

TOTAL ASSETS	$5,383,740	$1,982,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$901,099	$282,745
Accounts Payable, revenue distribution	4,285	-
Advances due related entities, net	-	86,752
Notes payable, current	1,079,368	595,868
Loans payable-other	20,350	23,000
Loans payable-shareholders	88,479	85,100
Convertible debenture payable	100,000	50,000

Total current liabilities	2,193,581	1,123,465

LONG-TERM LIABILITIES
Notes payable	1,496,500	900,000

STOCKHOLDERS’ EQUITY
Preferred stock; Series A	1,000	1,000
Preferred stock; Series B	300	300
Common Stock	83,330	22,186
Additional paid in capital	4,344,054	2,323,739
Deficit accumulated during the development stage	(2,735,025)	(2,388,265)

Total stockholders’ equity (deficit)	1,693,659	(41,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,383,740	$1,982,425

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2010	Six months ended June 30, 2009	March 28, 2008 (inception) to June 30, 2010

Revenue earned
Oil and gas production sales	$10,535	$-	$54,726
Gain on sale of oil and gas properties	54,510	-	54,510

Total revenue earned	65,045	-	109,236

Cost of oil and gas operations	121,730	-	179,110

Gross profit (loss)	(56,685)	-	(69,874)

Operating Expenses
Selling, general and administrative	299,994	188,961	674,700
Stock issued for legal services	85,680	122,500	649,031
Stock issued for consulting and other services	94,000	849,998	1,513,992
Amortization and depreciation	44,306	-	65,967

Total operating expenses	523,980	1,161,459	2,903,690

Net loss from operations	(580,665)	(1,161,459)	(2,973,564)

Other Income and (deductions )

Net gain from marketable equity securities	249,890	13,858	265,351
Interest income	15	-	15
Interest expense	(16,000)	-	(26,827)

Total other income (expenses)	233,905	13,858	238,539

Net loss	$(346,760)	$(1,147,601)	$(2,735,025)

Basic loss per common share	$(.01)	$(.09)
Diluted loss per common share	$(.01)	$(.09)

Weighted average common shares outstanding- basic	33,811,395	13,341,488
Weighted average common shares outstanding- diluted (see Note A)	-	-

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2010	Three months ended June 30, 2009
Revenue
Oil and Gas Sales	$10,535	$-
Gain on sale of oil and gas properties	54,510	-

Total revenue	65,045	-

Cost of oil and gas operations	121,580	-

Gross profit (loss)	(56,535)	-

Operating Expenses
Selling, general and administrative	212,445	167,600
Stock issued for legal services	-	-
Stock issued for consulting and other services	46,000	795,025
Amortization and depreciation	22,253	-

Total operating expenses	280,698	962,625

Net loss from operations	(337,233)	(962,625)

Other Income and (deductions)

Net gain from marketable equity securities	80,663	8,495
Interest income	15	-
Interest expense	(16,000)	-

Total other income (expenses)	64,678	8,495

Net loss	$(272,555)	$(954,130)

Basic loss per common share	$(.01)	(.07)
Diluted loss per common share	$(.01)	(.07)

Weighted average common shares outstanding- basic	43,635,421	14,245,532
Weighted average common shares outstanding- diluted (See Note A)	-	-

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
March 28, 2008 (inception) through June 30, 2010

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for leases and right of ways at $.35 per share			900	1	314		315

Issuance of common stock for expense reimbursements at $.25 per share			76,837	77	19,132		19,209

Issuance of common stock for consulting and other services at $.35 per share			776,499	776	270,999		271,775

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250		437,500

Issuance of common stock and warrants for cash at $.35 per share			95,715	96	33,404		33,500

Issuance of common stock for cash at $.25 per Share			40,000	40	9,960		10,000

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note K	-	-	12,239,951	12,240	770,059	(749,550)	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300					1,300

Issuance of common stock for services at $0.664 thru $0.35 per share			9,345,959	9,346	1,503,180		1,512,526

Issuance of common stock for services at $.07 and $.10 per share			600,000	600	50,500		51,100

Net loss for the year ended December 31, 2009						(1,638,715)	(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,323,739	(2,388,265)	(41,040)

Issuance of common stock for consulting and other services at per share prices from $.04 to $.06			3,133,333	3,133	140,867		144,000

Issuance of common stock for cash at $.03 thru $.07 per share			2,329,842	2,330	56,170		58,500

Issuance of common stock for notes payable reduction at $.05 thru $.10 per share			5,200,000	5,200	65,800		71,000

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			49,207,973	49,208	1,673,071		1,722,279

Issuance of commons stock for legal services at $.05 thru $.10 per share			1,273,000	1,273	84,407		85,680

Net loss for the 6 months ended June 30, 2010						(346,760)	(346,760)

Balances at June 30, 2010	1,300,000	$1,300	83,330,058	$83,330	$4,344,054	$(2,735,025)	$1,693,659

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2010	Six months ended June 30, 2009	March 28, 2008 (inception) to June 30, 2010
OPERATING ACTIVITIES
Net loss	$(346,760)	$(1,147,601)	$(2,735,025)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	44,306	-	65,967
Net gain from marketable equity securities	(249,890)	-	(249,890)
Gain from sale of oil and gas properties	(54,510)	-	(54,510)
Issuance of common stock for services, leases, and reimbursements	179,680	1,018,125	2,182,232
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(133)	-	(133)
Accounts receivable, other	53,555	-	(44,345)
Materials and supplies	15,000	-	-
Prepaid expenses	4,558	-	4,558
Other assets	(83,015)	-	(85,015)
Accounts payable and accrued expenses	55,167	120,000	337,915
Accounts payable, revenue distribution	136	-	136

Net cash flows from operating activities	(381,906)	(9,476)	(578,110)

INVESTING ACTIVITIES:
Purchase of investments	(24,550)	-	(97,450)
Proceeds from sale of investments	33,830	-	33,830
Purchases of marketable equity securities	(2,035,332)	-	(2,035,332)
Proceeds from sale of marketable equity securities	2,306,901	-	2,306,901
Lending on notes receivable	-	-	(1,275,000)
Collections on notes receivable	97,955	-	97,955
Purchase of property and equipment	(183,239)	(62,300)	(408,164)
Proceeds from sale of oil and gas properties	56,000	-	56,000
Net cash flows from investing activities	251,565	(62,300)	(1,321,260)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	58,500	-	112,000
Issuance of preferred stock	-	-	1,300
Borrowings from notes payable	-	-	1,495,865
Payments on notes payable	(20,000)	-	(20,000)
Loans payable - other	5,350	12,825	28,350
Loans payable - shareholders	34,515	49,295	119,615
Advances due to related entity, net	(24,012)	-	62,740
Convertible debenture payable	50,000	-	100,000

Net cash flows from financing activities	104,353	62,120	1,899,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,988)	(9,656)	500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,488	27,389	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$500	$17,733	$500

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,000	-	$16,000
Issuance of common stock for Wilon Resources acquisition	1,722,279	-	1,722,279
Issuance of common stock for loans payable, other	8,000	-	8,000
Issuance of common stock for other assets	-	-	169,683
Issuance of common stock for prepaid services	-	-	21,000
Issuance of common stock for debenture escrow	-	-	99,190
Issuance of common stock for reduction in notes payable	63,000	-	63,000
Issuance of common stock for reduction in accrued expenses	50,000	-	50,000
Acquisition of SLMI Options - preferred stock	-	-	1,300

The accompanying notes are an integral part of these statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

US Natural Gas Corp (the “Company”) (formerly “Adventure Energy, Inc.”) was incorporated in the state of Florida on March 28, 2008. The Company is an independent oil and natural gas operator engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia. The Company's business strategy focuses primarily on the drilling and acquisitions of proved developed and undeveloped properties and on the enhancement and development of those properties.

On February 2, 2010, the Company formed E 3 Petroleum Corp ("E 3") in the state of Florida. E 3 acts as the operator and bonding entity for the Company’s wells in the states of Kentucky and West Virginia.

On February 1, 2010, the Company formed US Natural Gas Corp in the state of Florida. Subsequently, on March 22, 2010 the Company changed the name to US Natural Gas Corp KY. With this name change, all assets held in the state of Kentucky were transferred from US Natural Gas Corp to US Natural Gas Corp KY.

 On September 4, 2009, the Company entered into a lender acquisition agreement with SLMI Holdings, LLC, a Nevada Limited Liability Company. Through the agreement,  The Company acquired SLMI Options, LLC, . The sole purpose of the acquisition  of SLMI Options, LLC is to hold the three commercial notes issued by Wilon Resources, Inc., (formerly "Wilon Resources of Tennessee, Inc.') in the years 2005 through 2007.

On July 20, 2009 the Company formed E 2 Investments, LLC ("E 2") to actively make equity investments in private and publically owned companies and to acquire energy related holdings.

On August 25, 2009, the Company formed Wilon Resources, Inc. in the state of Tennessee. On February 9, 2010, Wilon Resources, Inc. (Wilon), merged with and into Wilon Resources of Tennessee, Inc. ("WRT"), a publically owned Tennessee Corporation.  All of the stock of Wilonowned by the Company was acquired by WRT for consideration equal to 1,000 shares of WRT for every one share of Wilon held by the Company.  Subsequent to the merger, Wilon approved the use of the name Wilon Resources, Inc. by WRT.

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes for and zero votes against to an exchange of shares between the Company and Wilon Resources, Inc. ("Wilon"), a Tennessee corporation whereby the Company acquired all of the outstanding shares of Wilon.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.   Wilon's shareholders approved the share exchange with 27,843,109 votes for and zero votes against.  On June 3, 2010 the final approval of the share exchange was made by Financial Industry Regulatory Authority (FINRA).  The Company accounted for the acquisition of Wilon using the purchase method on June 3, 2010.

On March 19, 2010, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company to US Natural Gas Corp. On April 13, 2010 the Company received approval from FINRA recognizing the name change and approving a corresponding change of the Company's trading symbol from "ADVE" to "UNGS".  Wilon simultaneously completed a name change to US Natural Gas Corp WV.  Also, the Company's shareholders approved an amendment to the Company's Articles of Incorporation deleting Article 8 thereof to eliminate reference to a non-existent "Shareholders' Restrictive Agreement."

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, its wholly owned subsidiaries, US Natural Gas Corp WV, US Natural Gas Corp KY, SLMI Options, LLC, E2 Investments, LLC and E3 Petroleum Corp.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects,  financial position as of June 30, 2010, and the results of operations for the six months and three months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers all liquid debt securities with an original maturity of 90 days or less that are readily convertible into cash to be cash equivalents.

Marketable Equity Securities

Marketable equity securities are stated at lower of cost or market value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

Recently Enacted Accounting Standards

On December 31, 2008, the SEC published its final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.

ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Materials and Supplies

Materials and supplies consist primarily of  parts and accessories necessary to maintain the oil and gas properties.  They are presented at the lower of cost or market value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. (see Note B - Acquisition of Wilon Resources, Inc.)

Concentration of Credit Risk

Financial  instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable with a variety of local,  national, and international oil and natural gas companies. Such credit risks are considered by management to be limited due to the financial resources of those oil and natural gas companies.

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

Reclassifications

Certain amounts in the consolidated statements of operations were reclassified to conform with the June 30, 2010 presentation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company has adopted the successful efforts method of accounting for gas producing activities. Under the successful efforts method, costs to acquire mineral interests in gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Unproved gas properties that are significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproven properties are expensed when surrendered or expired.

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share and are excluded from the calculation.

At June 30, 2010, diluted weighted average common shares outstanding exclude 55,897,973 shares issuable on exercise of the 55,897,973 warrants outstanding at June 30, 2010.

NOTE B - ACQUISITION OF WILON RESOURCES, INC.

On May 28, 2010, the Company received notification from the appropriate state agencies that the acquisition of Wilon Resources by the Company was effective. On June 3, 2010 final approval was given by FINRA for the share exchange between the Company and Wilon Resources.  The Company issued one share of common stock for each share of Wilon stock outstanding (49,207,973 shares) plus one warrant to purchase an additional share exercisable for a period of 5 years from the issue date.  The Company's common stock at June 3, 2010 had a value of $.035 per share making the acquisition price $1,722, 279.

The Company accounted for the business combination using the purchase method.  The estimated fair market value of Wilon's net assets (assets less liabilities) was $2,229,889 creating a negative goodwill amount of $507,610.  This amount was deducted from the fair market value of Wilon's oil and gas properties which is estimated to be approximately $4,280,000 after the deduction.  The oil and gas properties consist of 115 natural gas wells, 12,000 acres of mineral rights leases and the gathering system interconnecting the wells.  The Company intends to retain a third party to complete a Reserve Report covering the 12,000 acres located in Wayne County, West Virginia substantiating proven and unproven wells.  The estimates used by the Company in recording the acquisition could significantly change pending the valuation results of the third party.

NOTE C—RELATED PARTY TRANSACTIONS

The Company is indebted to its officers $88,479 and $85,100 at no interest for various expenses as of June 30, 2010 and December 31, 2009.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $165,006 and $210,000 as of June 30, 2010 and December 31, 2009.

See Note-O for Executives’ employment agreement.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE D—GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues therefrom. The Company has incurred losses of $2,735,025 for the period March 28, 2008 (inception) through June 30, 2010 and negative working capital aggregating $2,001,601. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E - MARKETABLE EQUITY SECURITIES

At June 30, 2010, marketable equity securities consisted of equity securities held through Transcend Capital LP with a fair market value of $54,304.  The cost of the marketable equity securities was $30,473. For the period March 28, 2008 (inception) to June 30, 2010, the net gain from marketable equity securities was $249,890.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	6/30/2010	12/31/2009
Computer Software	$13,000	$-
Field Equipment	10,585	10,585
Transportation Equipment	84,274	-
Oil and Gas Properties	4,726,870	214,340
Accumulated depreciation	(3,131)	(451)

Net property and equipment	$4,831,598	$224,474

The Company uses the straight line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years.  Included in the June 30, 2010 balances are the consolidated estimated fair market values of Wilon's property and equipment. These estimates could significantly change pending a valuation by third parties.  (See Note B - Acquisition of Wilon Resources, Inc.)

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE G - NOTES RECEIVABLE

Notes receivable consists of the following at,

	6/30/2010	12/31/2009
Non-interest bearing notes due in 2010	$14,900	$50,000
Notes receivable, interest at prime + 1%, due on demand	-	925,000
Note receivable, due in 2013	-	300,000
Note receivable, interest at 9%, $605 due monthly through December 2025	62,100	-
Less current portion	(18,265)	(50,000)

Notes Receivable Long-Term	$58,735	$1,225,000

At December 31, 2009 Wilon Resources of Tennessee, Inc. owed the company $1,225,000.  That amount has been eliminated in the June 30, 2010 consolidation.

NOTE H - OTHER ASSETS

Other assets consist of the following at,

	6/30/2010	12/31/2009
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(63,630)	(21,210)
Operating bonds and deposits	84,714	2,000

Total Other Assets	$190,767	$150,473

The loan commitment fee is amortized over the life of the agreement using a straight line method.

NOTE I - NOTES PAYABLE

Notes payable consists of the following at,

	6/30/2010	12/31/2009
Note payable due in 2010, interest at 1% per annum	$100,000	$100,000
Note payable due in September 2013, $250,000 annual installments,
interest at 3% per annum	980,000	1,000,000
Note payable due in November 2011, annual installments,
non-interest bearing	296,500	296,500
Note payable, due in 2010, non-interest bearing	99,368	99,368
Notes payable due in July 2010, interest paid monthly	500,000	-
Notes payable due in 2013, non-interest bearing	600,000	-
Less current portion	(1,079,368)	(595,868)
Notes Payable Long Term	$1,496,500	$900,000

Current maturities of long term debt at June 30, 2010 are $1,079,368 in 2010, $396,500 in 2011, $250,000 in 2012, and $850,000 in 2013.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carry forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2010 and December 31, 2009.

NOTE K – COMMON STOCK ISSUANCES/WARRANTS

On March 28, 2008, the Company issued a total of 10,000,000 post split shares (6,000,000 shares to Around the Clock Partners, LP (“ACP”), 3,000,000 shares to Jim Anderson, and 1,000,000 shares to Around the Clock Trading & Capital Management, LLC (“ACT”)) at a price of $.001 per share, or $10,000 . Wayne Anderson, a Director and President of the Company, owns ACT and ACT is the General Partner of ACP. Jim Anderson is a Director and Vice President of the Company.

On April 1, 2008, the Company amended its certificate of incorporation to increase the authorized number of shares to 50,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.001 par value and also affected a 1,000:1 forward stock split. All shares and per share amounts have been revised to retroactively reflect this stock split.

In June 2008, the Company issued 900 shares of common stock to nine landowners in exchange for seven leases for mineral rights and two rights of way for a pipeline at $.35 per share.

In July 2008, the Company sold 40,000 shares of common stock to Jim Anderson at a price of $.25 per share, or $10,000.

In July 2008, the Company issued 76,837 shares of common stock (52,473 shares to Wayne Anderson and 24,364 shares to Jim Anderson) valued at $.25 per share in reimbursement of expenses totaling $19,209.

From June 2008 to December 2008, the Company issued 776,499 shares of common stock to a number of consultants and other service providers (including 10,000 shares to Wayne Anderson and 10,000 shares to Jim Anderson for director services) for services rendered. The 776,499 shares were valued at $.35 per share, or $271,775.

In July 2008, the Company issued 1,250,000 shares of common stock to its law firm for legal services rendered. The 1,250,000 shares were valued at $.35 per share, or $437,500 total.

In June and July 2008, the Company issued 28,572 shares of common stock to four investors at a price of $.35 per share, or $10,000. In October 2008, the Company issued 30,000 shares to three investors at a price of $.35 per share, or $10,500 total. In December 2008, the Company sold 37,143 shares of common stock at a price of $.35 per share and a warrant to purchase 15,000 shares exercisable at $.50 per share with an expiration date of December 2, 2013 to an investor, or $13,000.

In April 2009, the Company issued an aggregate of 170,100 shares for consulting services.

In April 2009, the Company issued warrants to Wayne Anderson to purchase 1,250,000 at an average price of $.55 as per the executed employment agreement.

In April 2009, the Company issued warrants to Jim Anderson to purchase 625,000 at an average price of $.55 as per the executed employment agreement.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
( A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

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

In August 2009 the Company issued 25,000 shares of our common stock of $0.11 to Republic Exploration in exchange for consulting services

In September 2009 the Company issued 1,500,000 shares of our common stock of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services.

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

In January 2010, the Company issued 453,000 shares of common stock at $.06 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

In January 2010, the Company issued 900,000 shares of common stock at $.06 per share to Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In January 2010, the Company issued 350,000 shares of common stock at $.05 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

In February 2010, the Company issued 200,000 shares of common stock at $.04 per share to Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In March 2010, the Company issued 350,000 shares of common stock at $.10 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

In April 2010, the Company issued 175,000 shares of common stock at $.05 per share to Ron Ferlisi in exchange for satisfaction of notes payable.

In April 2010, the Company issued 825,000 shares of common stock at $.05 per share to BuzzBahn in exchange for satisfaction of notes payable.

In April 2010, the Company issued 250,000 shares of common stock at $.05 per share to BuzzBahn in exchange for investor relation services.

In April 2010, the Company issued 120,000 shares of common stock at $.05 per share to Jody Samuels in exchange for legal services.

In April 2010, the Company issued 98,766 shares of common stock at $.069 per share to Tangiers Investors LP for equity funding.

In April 2010, the Company issued 100,000 shares of common stock at $.04 per share to KYTX, LLC in exchange for an extension on a note payment.

In May 2010, the Company issued 300,926 shares of common stock at $.04 per share and 169,263 shares of common stock at $.033 per share to Tangiers Investors LP for equity funding.

In May 2010, the Company issued 300,000 shares of common stock at $.04 per share to SLMI Holdings, LLC in exchange for an extension on a note payment.

In May 2010, the Company issued 412,698 shares of common stock at $.04 per share to Cassel Family Trust as per the stock purchase agreement.

In May 2010, the Company issued 100,000 shares of common stock at $.04 per share to White Oak Land and Minerals Development, LLC for consulting services.

In May 2010, the Company issued 800,000 shares of common stock at $.01 per share to Ron Ferlisi in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Rui Figueiredo in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Maria Rothman in exchange for satisfaction of notes payable.

In May 2010, the Company issued 200,000 shares of common stock at $.01 per share to Jody Samuels in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Faith Capital NY LLC in exchange for  satisfaction of notes payable.

In May 2010, the Company issued 1,000,000 shares of common stock at $.01 per share to Jeff Schwartz in exchange for  satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Steven Reiss in exchange for satisfaction of notes payable.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

In May 2010, the Company issued 333,333 shares of common stock at $.03 per share to Charles and Mary Crum as per the stock purchase agreement.

In June 2010, the Company issued 150,000 shares of common stock at $.05 per share to Jeff Parker in exchange for consulting services.

In June 2010, the Company issued 500,000 shares of common stock at $.05 per share to Jim Anderson as payment towards accrued wages.

In June 2010, the Company issued 348,189 shares of common stock at $.03 per share to Tangiers Investors LP for equity funding.

In June 2010, the Company issued 833,333 shares of common stock at $.03 per share to Wayne Anderson as payment towards accrued wages.

In June 2010, the Company issued 666,667 shares of common stock at $.03 per share to Cassel Family Trust as per the stock purchase agreement.

NOTE L – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $ 20,350 and $23,000 as of June 30, 2010 and December 31, 2009.

NOTE M – CONVERTIBLE DEBENTURE PAYABLE

On June 18, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on June 18, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

 NOTE N – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $16,800, payable monthly. The three year lease was entered into on February 1, 2008 and commenced on April 1, 2008. The Company amended the original lease in December 2009 increasing the monthly rent from $600 to $1,400 monthly. The Company may renew for one more three year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index. Management believes the current office space will be sufficient after the acquisition of Wilon Resources, Inc. is completed.

The Company entered into an operating lease in January 2010 for field equipment. The lease is for a term of 24 months with a monthly rent of $3,100 plus applicable taxes.

Rent expenses on all operating leases for the period of March 28, 2008 (inception) to June 30, 2010 were $33,400. Future minimum rental obligations at June 30, 2010 are $27,000 in 2010, $38,600 in 2011, and $3,100 in 2012.

As of April 1, 2009, the Company executed an employment contract for the President, Vice-President, Treasurer, and Secretary of the Company upon the terms and provisions, and subject to the conditions, set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on June 30, 2012, unless earlier terminated as provided in the Agreement.  The Agreement included options to the President to purchase 500,000 shares of common stock at an average price of $.75 per share and 250,000 shares to the Vice-President. In addition, the Vice-President can be issued annual grants of 125,000 options on May 1 of each year of employment throughout the duration of the term at an average price of $.75.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE O- LENDER ACQUISITION AGREEMENT

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

$500,000 in financing given May 6, 2005 for construction of a natural gas gathering system in Kentucky (the “Gathering System Loan”), $300,000 mortgage on the Wilon business offices given October 13, 2005 (the “Office Loan”), $175,000 in financing given on October 24, 2006 to finance 176 acres of land in West Virginia and to finance the placement of a natural gas treatment station (the “WV Loan”); these loans include that certain Amendment to Loan Agreements dated August 2, 2006, that certain Receipt for Shares Pledged as Collateral dated December 8, 2007 and that certain Second Amendment to Loan Agreements dated January 27, 2009 (with 7.8 million Wilon shares attached and pledged as additional collateral). Further, the Borrowers and SLMI have agreed to special terms for assignment of loan rights by SLMI and subsequent holders of the loans pursuant to that Acknowledgment by Borrowers delivered Jan. 5, 2009.  At December 31, 2009 the notes receivable balance was $925,000.  At June 30, 2010 the notes receivable balance was eliminated through consolidation (See Note G).

$1,000,000 in financing was made payable by secured promissory note. By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note. By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more. By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more. All unpaid principal and interest shall be due no later than December 31, 2013. To the extent US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012. From January, 2010 to December, 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full. Additional Security and Collateral for the Secured Note and the covenants hereunder:  At June 30, 2010 and December 31, 2009 the notes payable balances were $1,000,000 and $980,000, respectively (See Note H).

NOTE P- STOCKHOLDERS' EQUITY

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At June 30, 2010 and December 31, 2009, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At June 30, 2010 and December 31, 2009, there are 300,000 shares issued and outstanding.

The number of shares authorized with a stated value of $0.001 per share is Two Hundred Million (200,000,000).  At June 30, 2010 and December 31, 2009, there are 83,330,058 and 22,185,910 shares issued and outstanding, respectively.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 June 30, 2010 (Unaudited)

NOTE Q – SUBSEQUENT EVENTS

On July 9, 2010, the Company entered into an agreement with Del Mar Corporate Consulting, LLC to provide investor relation services related to generating market awareness for the Company.  Pursuant to the Agreement, unless terminated upon ten (10) days written notice by the Company, the Consultant will receive $20,000 in cash and One Million shares of the Company’s common stock currently valued at $35,000.00.  The Consultant will also receive 500,000 warrants priced at $0.20 that will expire in three years.  In addition, the Company will issue the Consultant a bonus in the amount of One Million shares of the Company’s common stock in the event that the Consultant meets certain bench marks as agreed by the parties.

On July 15, 2010, the Company executed an employment contract for the Chief Financial Officer of the Company upon the terms and provisions, and subject to the conditions, set forth in the Agreement, for a term of eighteen (18) months, commencing on July 15, 2010, and terminating on December 31, 2011, unless earlier terminated as provided in the Agreement.  The Agreement included options to the employee to purchase 600,000 shares of common stock at an average price of $.15 per share. Pursuant to the agreement, salary will be paid at an annual rate of the following:

a.	July 1, 2010-September 30, 2010	$50,000.00
b.	October 1, 2010-December 31, 2010	$65,000.00
c.	January 1, 2011-December 31, 2011	$90,000.00

On August 16, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Caesar Capital Group, LLC, (“Caesar”) in the amount of Twenty Five Thousand Dollars ($25,000). The Promissory Note was fully funded on August 6, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year. In addition, the Company issued to Caesar a Common Stock Purchase Warrant Agreement granting the holder the  right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05). The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.

 On August 16, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with ARRG Corp, (“ARRG”) in the amount of Twenty Five Thousand Dollars ($25,000). The Promissory Note was fully funded on August 6, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year. In addition, the Company issued to ARRG a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05). The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.

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

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest. We maintain leaseholds on mineral rights covering approximately 5,700 acres in addition to rights of way in Kentucky and 12,000 acres in West Virginia through US Natural Gas Corp WV (formerly Wilon Resources, Inc.). Our first revenue from production was generated in July 2009. We have incurred a net loss of $346,760 for the six months period ending June 30, 2010.

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

US Natural Gas Corp KY, a wholly owned subsidiary, concentrates on oil producing properties mainly in the counties of Green, Hart, Adair, Russell, and Monroe in Kentucky. E 3 Petroleum acts as the bonding entity for all wells in Kentucky which KY maintains a working interest. On average, KY maintains a 95% working interest and 83% net revenue interest in each well. To date, E 3 Petroleum has 33 wells under bond of which 15 are currently producing commercially viable crude with minimal revenue. KY continues to reopen, treat, and maintain the wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC. During April 2010, the Company initiated drilling activities on its 40 acre leasehold located in Green County, Kentucky. It is the Company’s intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for reopening.

US Natural Gas Corp WV’s, a wholly owned subsidiary, operations are based in Wayne County, West Virginia and are solely dedicated to the production of commercially viable natural gas. The wells maintained and owned by WV are held under the bond of E 3 Petroleum. Through E 3 Petroleum, the Company operates 119 natural gas wells which were previously shut-in from June 2005 to April 2010 due to a delivery constraint. The Company has entered into an agreement with a third party to allow for the purchase of natural gas on a firm basis which management believes will remedy the prior transmission constraint.

WELLS AND MINERAL RIGHTS

	Acres	Total Wells	Producing	Not in production
West Virginia - Wayne County (c)	12,280 (a,b)	119	40	79
a) 12,000 acres of mineral rights under lease
b) 280 acres of mineral rights owned by subsidiary, E 2 Investments, LLC
c)    All wells located in West Virginia were originally operated by B.T.U. Pipeline, Inc.  On May 5, 2010, the Company entered into an agreed order with the West Virginia Department of Environmental Protection to settle all prior violations with a set fine and the transfer of all wells to E 3 Petroleum Corp, a wholly owned subsidiary of the Company.

Kentucky - multiple counties (d)	5,700	33	15	18
d) Counties: Hart, Adair, Russell, Allen Monroe, Green

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

Recent Developments

On May 28, 2010, the Company received notification from the appropriate state agencies that the acquisition of Wilon Resources, Inc. by the Company was effective. Subsequently on June 3, 2010, the Company received notification from FINRA that Wilon Resources, Inc. will no longer trade as a standalone entity. Since this date, the Company has worked with DTCC (the Depository Trust & Clearing Corporation) to help facilitate a smooth transition in the exchange of shares and issuance of warrants as per the share exchange agreement between the two companies. The Company intends to file an S-1 registration covering all shares and warrants issued as per the share exchange agreement prior to August 31, 2010.

On May 5, 2010, E 3 Petroleum Corp, a wholly owned subsidiary, entered into an Agreed Consent Order with the West Virginia Department of Environmental Protection Office of Oil & Gas, whereby the Company provided to the Office of Oil & Gas a schedule to abate all current violations and bring non-producing wells into production. In addition, the Company agreed to pay a civil administrative penalty in the amount of Twenty Five Thousand Dollars ($25,000.00) prior to April 1, 2011.

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2010 AND 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues for the six months ended June 30, 2010 and June 30, 2009 were $10,535 and $ zero,  respectively. The Company had revenues of $54,726 for period from March 28, 2008 (inception) through June 30, 2010.  Over the next twelve months, the Company anticipates an increase in revenue from the Company’s newly acquired subsidiary, US Natural Gas Corp WV. This increase in revenue is predicated upon the closing of the acquisition. In addition, the Company expects to generate additional revenue as it reworks, reopens, or drills new wells through its other wholly owned subsidiary, US Natural Gas Corp KY.
Operating Expenses for the six months ended June 30, 2010 and June 30, 2009 were  $ 523,980 and $1,161,459, respectively. . The decrease of $637,479 in operating expenses was mainly from the decrease in common stocks issued for consulting and other professional services.  Operating expenses for the period from March 28, 2008 (inception) through June 30, 2010 were $2,903,690,  The Company anticipates that its operating expenses will increase substantially over the next twelve months for both operating subsidiaries as it continues to bring additional wells online and into production.

Net Loss for the period from March 28, 2008 (inception) through June 30, 2010 was $2,735,025. Net loss for the six months ended June 30, 2010 and 2009 was $346,760 and $1,147,601, respectively.  The decrease in the net loss was due mainly from the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 and December 31, 2009 cash and cash equivalents totaled  $500 and $26,488, respectively.

For the period from March 28, 2008 (inception) through June 30, 2010, cash used by operating activities was $578,110. A total of $2,182,232 was expensed from the issuance of common stock for professional and other services and leases for the period from March 28, 2008 (inception) through June 30, 2010. For the six months ended June 30, 2010, cash used by operating activities was $381,906.

For the period from March 28, 2008 (inception) to June 30, 2010, cash used by investing activities was $1,321,260, which was primarily for the purchase of gas properties and lending on note receivables. For the six months ended June 30, 2010, cash provided by investing activities was $251,565, which was primarily from the sale of marketable equity securities.

For the period from March 28, 2008 (inception) to June 30, 2010, cash provided by financing activities was $1,899,870 which was primarily from borrowing from notes payable. For the six months ended June 30, 2010, cash provided by financing activities was $104,353.

PLAN OF OPERATION AND FINANCING NEEDS

We intend to focus on our wells under operation in the states of West Virginia and Kentucky. In West Virginia, our plan is to place each well capable of delivering commercially viable natural gas back into production after each well is inspected, flowlines are replaced or repaired, completion components are replaced including but not limited to check valves, regulators, well heads, and Barton recorders, and the wells are swabbed to remove water from the well bores and producing formations. At the Company’s election and with successful financing arrangements, we may elect to stimulate via acid or nitrogen frac certain wells or deepen wells to new producing formations after e-logs are completed. In Kentucky, our plan is to continue to address and place into production wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC. At present, we have retained a third party to complete down-hole studies on four wells to determine what depths and formations offer the highest probability for stimulation and production.

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

In order to fund our current drilling and completion programs, as well as future drilling programs, we rely upon partnerships and joint ventures with accredited investors. Once we become profitable, we intend to drill wells in which we will maintain 100% of the net revenue.

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

Recent Financings

For the six months ended June 30, 2010, the Company raised $58,500 in private financing from accredited investors. These funds were utilized for the daily operating activities of the company. The investors purchased shares from the Company at prices between $.03 to $.07 per share.

On June 18, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on June 18, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year

Critical Accounting Estimates

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

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Therefore, a change in conditions could affect these estimates.

Recently Issued Accounting Pronouncements

None

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K/A filed on May 19, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On April 1, 2008, the Company amended its certificate of incorporation to increase the authorized number of shares to 50,000,000 shares of common stock at $0.001 par value and 5,000,000 shares of preferred stock at $0.001 par value and also affected a 1,000:1 forward stock split. All shares and per share amounts have been revised to retroactively reflect this stock split.

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

In July 2008, the Company issued 1,250,000 shares of common stock to its law firm (Sichenzia Ross Friedman Ference LLP) for legal services rendered. The 1,250,000 shares were valued at $.35 per share, or $437,500 total.

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

In April 2009, the Company issued warrants to Wayne Anderson to purchase 1,250,000 at an average price of $.55 as per the executed employment agreement.

In April 2009, the Company issued warrants to Jim Anderson to purchase 625,000 at an average price of $.55 as per the executed employment agreement.

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

In August 2009 the Company issued 25,000 shares of our common stock of $0.11 to Republic Exploration in exchange for consulting services

In September 2009 the Company issued 1,500,000 shares of our common stock of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services.

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

In January 2010, the Company issued 453,000 shares of common stock at $.06 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

In January 2010, the Company issued 900,000 shares of common stock at $.06 per share to Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In January 2010, the Company issued 350,000 shares of common stock at $.05 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

In February 2010, the Company issued 200,000 shares of common stock at $.04 per share to Around the Clock Partners, LP for reimbursement of expenses paid on behalf of the company.

In March 2010, the Company issued 350,000 shares of common stock at $.10 per share to Chris Davies on behalf of Atlas Capital Holdings in exchange for legal services.

In April 2010, the Company issued 175,000 shares of common stock at $.05 per share to Ron Ferlisi in exchange for satisfaction of notes payable.

In April 2010, the Company issued 825,000 shares of common stock at $.05 per share to BuzzBahn in exchange for satisfaction of notes payable.

In April 2010, the Company issued 250,000 shares of common stock at $.05 per share to BuzzBahn in exchange for investor relation services.

In April 2010, the Company issued 120,000 shares of common stock at $.05 per share to Jody Samuels in exchange for legal services.

In April 2010, the Company issued 98,766 shares of common stock at $.069 per share to Tangiers Investors LP for equity funding.

In April 2010, the Company issued 100,000 shares of common stock at $.04 per share to KYTX, LLC in exchange for an extension on a note payment.

In May 2010, the Company issued 300,926 shares of common stock at $.04 per share and 169,263 shares of common stock at $.033 per share to Tangiers Investors LP for equity funding.

In May 2010, the Company issued 300,000 shares of common stock at $.04 per share to SLMI Holdings, LLC in exchange for an extension on a note payment.

In May 2010, the Company issued 412,698 shares of common stock at $.04 per share to Cassel Family Trust as per the stock purchase agreement.

In May 2010, the Company issued 100,000 shares of common stock at $.04 per share to White Oak Land and Minerals Development, LLC for consulting services.

In May 2010, the Company issued 800,000 shares of common stock at $.01 per share to Ron Ferlisi in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Rui Figueiredo in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Maria Rothman in exchange for satisfaction of notes payable.

In May 2010, the Company issued 200,000 shares of common stock at $.01 per share to Jody Samuels in exchange for satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Faith Capital NY LLC in exchange for  satisfaction of notes payable.

In May 2010, the Company issued 1,000,000 shares of common stock at $.01 per share to Jeff Schwartz in exchange for  satisfaction of notes payable.

In May 2010, the Company issued 500,000 shares of common stock at $.01 per share to Steven Reiss in exchange for satisfaction of notes payable.

In May 2010, the Company issued 333,333 shares of common stock at $.03 per share to Charles and Mary Crum as per the stock purchase agreement.

In June 2010, the Company issued 150,000 shares of common stock at $.05 per share to Jeff Parker in exchange for consulting services.

In June 2010, the Company issued 500,000 shares of common stock at $.05 per share to Jim Anderson as payment towards accrued wages.

In June 2010, the Company issued 348,189 shares of common stock at $.03 per share to Tangiers Investors LP for equity funding.

In June 2010, the Company issued 833,333 shares of common stock at $.03 per share to Wayne Anderson as payment towards accrued wages.

In June 2010, the Company issued 666,667 shares of common stock at $.03 per share to Cassel Family Trust as per the stock purchase agreement.

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

10.3
Lender Acquisition Agreement dated as of September 4, 2009 among Adventure Energy. Inc., SLMI Holdings, LLC and SLMI Options, LLC. (Previously filed with Current Report on Form 8-K filed with the SEC on September 11, 2009)

10.4
Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.5
Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.6	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.7	Secured Convertible Debenture issued to Atlas Capital Partners, LLC. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.8	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.9
Securities Purchase Agreement by and among, E 2 Investments, LLC and Harlis Trust dated as of November 10, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.10*	Employment Agreement between Chuck Kretchman and US Natural Gas Corp dated as of July 15, 2010

10.11*	Consulting Agreement between Del Mar Corporate Consulting, LLC and US Natural Gas Corp dated as of July 9, 2010

10.12*	Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010

10.13*	Convertible Promissory Note between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010

10.14*	Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010

10.15*	Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010

10.16*	Consent Order issued to E 3 Petroleum Corp by the West Virginia Department of Environmental Protection Office of Oil & Gas dated as of May 5, 2010

10.17*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010

10.18*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010

10.19*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010

10.20*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on August 16, 2010.

US Natural Gas Corp

By:	/s/ Wayne Anderson
President and Director
(Principal Executive Officer)

By:	/s/ Charles Kretchman
Chief Financial Officer
(Principal Financial Officer)