Form 10-K/A
period 2009-12-31
US NATURAL GAS CORP
filed 2010-08-18
CIK 1448695

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

US Natural Gas Corp

Date: August 18, 2010	By:	/s/ Wayne Anderson
Wayne Anderson
President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson	President, Acting Chief Financial Officer and Director (Principal	August 18, 2010
Wayne Anderson	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Anderson	Vice-President, and Director	August 18, 2010
Jim Anderson

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the year ended December 31, 2009,	F-5
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the period	F-6
March 28, 2008 (inception) to December 31, 2009

Consolidated Statements of Cash Flows for the year ended December 31, 2009,	F-7
for the period March 28, 2008 (inception) to December 31, 2008 and for the period March 28, 2008 (inception) to December 31, 2009

Notes to Financial Statements	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010) St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have audited the accompanying consolidated balance sheet of US NATURAL GAS CORP (Effective March 22, 2010) (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009, and from inception (March 28, 2008) through December 31, 2009. US NATURAL GAS CORP’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of US NATURAL GAS CORP (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows from inception (March 28, 2008) through December 31, 2008, were audited and then re-audited by two separate auditors whose reports dated March 26, 2009 and February 11, 2010, respectively, expressed unqualified opinions on those consolidated financial statements. As disclosed in the notes to the consolidated financial statements, US NATURAL GAS CORP restated its consolidated financial statements as of and from inception (March 28, 2008) through December 31, 2008 to retrospectively apply certain corrections to various immaterial errors in those consolidated financial statements. The first other auditor’s report dated March 26, 2009 was issued before the retrospective adjustments. The second other auditor’s report dated February 11, 2010 was issued subsequent to the retrospective adjustments. However, this February 11, 2010 report does not make direct reference to the error corrections which are disclosed in Note K to the consolidated financial statements. It does make reference to Note H to the consolidated financial statements, which was the original restatement note accompanying the second audit’s report. Nonetheless, we have assumed responsibility for these immaterial restatements described in Note K to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. US NATURAL GAS CORP is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of US NATURAL GAS CORP’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by the management of US NATURAL GAS CORP, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph of this report present fairly, in all material respects, the consolidated financial position of US NATURAL GAS CORP at December 31, 2009, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2009, and from inception (March 28, 2008) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, we audited the adjustments to the 2008 consolidated financial statements to retrospectively apply certain immaterial corrections to various errors in those consolidated financial statements as disclosed in Note K to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been applied properly. We were not engaged to audit, review, or apply any procedures to US NATURAL GAS CORP’s 2008 consolidated financial statements other than with respect to the restatement adjustments and, accordingly, we do not express an opinion or any other form assurance on the 2008 consolidated financial taken as a whole.

The accompanying consolidated financial statements are presented assuming that US NATURAL GAS CORP will continue as a going concern. As discussed in the notes to the consolidated financial statements, US NATURAL GAS CORP has incurred significant operating losses for the year ended December 31, 2009, and from inception (March 22, 2008) through December 31, 2009 and, has insignificant revenues from natural gas and oil production, and has not commenced planned principal business operations. In addition, US NATURAL GAS CORP’s current liabilities substantially exceed its current assets. These factors raise substantial doubt about US NATURAL GAS CORP’s ability to continue as a going concern. US NATURAL GAS CORP management’s plans regarding these matters are described in the notes to the consolidated financial statements. In accordance with accounting principles generally accepted in the United States of America, the accompanying consolidated financial statements do not, at this time, include any adjustments that might result from the resolution of this significant uncertainty.

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

As discussed in Note  K to the financial statements, the Company restated its financial statements for the period March 28, 2008 (inception) to December 31, 2008.

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