Form 10-Q
period 2010-09-30
US NATURAL GAS CORP
filed 2010-11-15
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of registrant’s common stock outstanding as of November 12, 2010 was 108,379,411.

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Report of Independent Registered Certified Public Accounting Firm	F-2
	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-3
	Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, and from March 28, 2008 (inception) through September 30, 2010 (unaudited)	F-4
	Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	F-5
	Consolidated Statement of Stockholders' Equity for the period March 28, 2008 (inception) through September 30, 2010 (unaudited)	F-6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and from March 28, 2008 (inception) though September 30, 2010 (unaudited)	F-8
	Notes to the Consolidated Financial Statements	F-9
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 4:	CONTROLS AND PROCEDURES	8
PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	9
ITEM 1A :	RISK FACTORS	9
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5	OTHER INFORMATION	9
ITEM 6:	EXHIBITS	10
SIGNATURES		12

PART I - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-3

Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 (unaudited) and for the period March 28, 2008 (inception) through September 30, 2010 (unaudited)	F-4

Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	F-5

Consolidated Statement of Stockholders’ Equity for the period March 28, 2008 (inception) through September 30, 2010 (unaudited)	F-6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and for the period March 28, 2008 (inception) through September 30, 2010 (unaudited)	F-8

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of September 30, 2010, and the related consolidated statements of operations and cash flows for the nine and three months ended September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows from inception (March 28, 2008) through September 30, 2010.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

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

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the nine and three months ended September 30, 2010 and 2009 and for the period from inception (March 22, 2008) through September 30, 2010.   In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and natural gas production and its current liabilities substantially exceed its current assets.

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

/s/ Louis Gutberlet, CPA

on behalf of LGG & Associates, PC
LGG & Associates, PC
Certified Public Accountants
And Management Consultants

November 15, 2010
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,260	$26,488
Accounts receivable, Joint interest billing	196,830	-
Other	1,916	97,900
Marketable equity securities	1,795	-
Materials and supplies	-	15,000
Prepaid expenses	6,024	21,000
Notes receivable, current	18,000	50,000

Total current assets	229,825	210,388

PROPERTY AND EQUIPMENT
Oil and gas properties and equipment	4,877,156	224,474

OTHER ASSETS
Notes receivable	58,200	1,225,000
Debenture escrow	99,190	99,190
Investments	11,470	72,900
Miscellaneous	172,091	150,473

TOTAL ASSETS	$5,447,932	$1,982,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$884,381	$282,745
Accounts payable, revenue distribution	8,530	-
Advances due related parties, net	-	86,752
Notes payable, current	1,448,169	595,868
Loans payable, other	12,715	23,000
Loans payable, shareholders	42,287	85,100
Convertible debenture payable	215,000	50,000

Total current liabilities	2,611,082	1,123,465

LONG-TERM LIABILITIES
Notes payable	900,000	900,000

STOCKHOLDERS’ EQUITY
Preferred stock; Series A	1,000	1,000
Preferred stock; Series B	300	300
Common Stock	105,061	22,186
Additional paid in capital	4,692,379	2,323,739
Deficit accumulated during the development stage	(2,861,890)	(2,388,265)

Total stockholders’ equity (deficit)	1,936,850	(41,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,447,932	$1,982,425

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	March 28, 2008 (inception) to September 30, 2010

Revenue earned
Oil and gas production sales	$25,291	$3,101	$69,482
Gain on sale of oil and gas properties	155,598	49,450	155,598
Management Fees	14,070	-	14,070
Other	6,070	-	6,070

Total revenue earned	201,029	52,551	245,220

Cost of oil and gas operations	121,174	-	178,554

Gross profit	79,855	52,551	66,666

Operating Expenses
Selling, general and administrative	485,548	305,884	860,254
Stock issued for legal services	170,547	125,851	733,898
Stock issued for consulting and other services	94,000	1,136,674	1,513,992
Amortization and depreciation	79,527	-	101,188

Total operating expenses	829,622	1,568,409	3,209,332

Net loss from operations	(749,767)	(1,515,858)	(3,142,666)

Other Income (expenses)
Net gain from marketable equity securities	295,212	13,858	310,673
Interest income	50	-	50
Interest expense	(19,120)	-	(29,947)

Total other income (expenses)	276,142	13,858	280,776

Net loss	$(473,625)	$(1,502,000)	$(2,861,890)

Basic loss per common share	$(.01)	$(.10)
Diluted loss per common share	$(.01)	$(.10)

Weighted average common shares outstanding - basic	53,505,552	14,626,579
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2010	Three months ended September 30, 2009
Revenue earned
Oil and gas production sales	$14,756	$3,101
Gain on sale of oil and gas properties	101,088	49,450
Management Fees	14,070	-
Other	6,070	-

Total revenue earned	135,984	52,551

Cost of oil and gas operations	(556)	-

Gross profit	136,540	52,551

Operating Expenses
Selling, general and administrative	185,554	123,067
Stock issued for legal services	84,867	-
Stock issued for consulting and other services	-	283,883
Amortization and depreciation	35,221	-

Total operating expenses	305,642	406,950

Net loss from operations	(169,102)	(354,399)

Other Income (deductions)
Net gain from marketable equity securities	45,322	-
Interest income	35	-
Interest expense	(3,120)	-

Total other income (expenses)	42,237	-

Net loss	$(126,865)	$(354,399)

Basic loss per common share	$(.00)	(.02)
Diluted loss per common share	$(.00)	(.02)

Weighted average common shares outstanding - basic	92,109,421	17,116,150
Weighted average common shares outstanding - diluted (See Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
March 28, 2008 (inception) through September 30, 2010

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for leases and right of ways at $.35 per share			900	1	314		315

Issuance of common stock for expense reimbursements at $.25 per share			76,837	77	19,132		19,209

Issuance of common stock for consulting and other services at $.35 per share			776,499	776	270,999		271,775

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250		437,500

Issuance of common stock and warrants for cash at $.35 per share			95,715	96	33,404		33,500

Issuance of common stock for cash at $.25 per Share			40,000	40	9,960		10,000

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note K	-	-	12,239,951	12,240	770,059	(749,550)	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300					1,300

Issuance of common stock for services at $0.664 thru $0.35 per share			9,345,959	9,346	1,503,180		1,512,526

Issuance of common stock for services at $.07 and $.10 per share			600,000	600	50,500		51,100

Net loss for the year ended December 31, 2009						(1,638,715)	(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,323,739	(2,388,265)	(41,040)

Issuance of common stock for consulting and other services at $.01 to $.06 per share			5,938,333	5,938	201,312		207,250

Issuance of common stock for cash at $.02 thru $.25 per share			3,377,586	3,378	90,928		94,306

Issuance of common stock for notes payable reduction at $.01 thru $.10 per share			23,363,714	23,364	303,636		327,000

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			48,207,973	48,208	1,639,071		1,687,279

Issuance of common stock for legal services at $.05 thru $.10 per share			1,987,285	1,987	133,693		135,680

Net loss for the 9 months ended September 30, 2010						(473,625)	(473,625)

Balances at September 30, 2010	1,300,000	$1,300	105,060,801	$105,061	$4,692,379	$(2,861,890)	$1,936,850

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	March 28, 2008 (inception) to September 30, 2010
OPERATING ACTIVITIES
Net loss	$(473,625)	$(1,502,000)	$(2,861,890)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	79,527	-	101,188
Net gain from marketable equity securities	(295,212)	-	(309,070)
Gain from sale of oil and gas properties	(155,598)	-	(194,048)
Loss from sale of investments	-	-	80,100
Issuance of common stock for services, leases, and reimbursements	316,929	1,290,652	2,194,196
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(8,716)	-	(8,716)
Accounts receivable, other	75,139	-	55,239
Materials and supplies	15,000	-	-
Prepaid expenses	14,764	-	14,764
Other assets	(81,050)	-	(83,050)
Accounts payable and accrued expenses	(15,699)	165,905	267,046
Accounts payable, revenue distribution	8,531	-	8,531
Net cash flows from operating activities	(520,010)	(45,443)	(735,710)

INVESTING ACTIVITIES:
Purchase of investments	(26,500)	-	(104,500)
Proceeds from sale of investments	48,730	-	75,430
Purchases of marketable equity securities	(2,333,761)	-	(2,333,761)
Proceeds from sale of marketable equity securities	2,666,378	-	2,680,236
Collections on notes receivable	98,755	-	98,755
Purchase of property and equipment	(367,863)	(108,908)	(587,203)
Proceeds from sale of oil and gas properties	158,600	-	197,050
Net cash flows from investing activities	244,339	(108,908)	26,007

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	94,306	17,500	157,806
Borrowings from notes payable	-	-	142,068
Payments on notes payable	(20,000)	-	(20,000)
Loans payable - other	21,015	2,950	54,115
Loans payable - shareholders	13,323	84,645	98,423
Advances due to related entity, net	(44,201)	-	42,551
Borrowings from convertible debenture	190,000	50,000	240,000
Net cash flows from financing activities	254,443	155,095	714,963

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,228)	744	5,260

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,488	27,389	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,260	$28,133	$5,260

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Issuance of common stock for reduction of convertible debenture	$25,000	$-	$25,000
Issuance of common stock for purchase of equipment	$-	$-	$5,585
Issuance of common stock for acquisition of SLMI Options, LLC	$-	$-	$99,600
Issuance of preferred stock for acquisition of SLMI Options, LLC	$-	$-	$1,300
Issuance of common stock for funding of debenture escrow	$-	$-	$99,190
Issuance of common stock for funding of prepaid expenses	$-	$-	$21,000
Issuance of common stock for funding of other assets	$-	$-	$169,683
Issuance of common stock for reduction of loans payable, shareholder	$25,000	$-	$25,000
Issuance of common stock for reduction of loans payable, other	$31,300	$-	$31,300
Issuance of common stock for reduction of notes payable	$270,699	$-	$270,699
Issuance of common stock for acquisition of Wilon Resources, Inc.	$1,687,209	$-	$1,687,209
Issuance of common stock for funding of accounts receivable, other	$1,000	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

US Natural Gas Corp (the “Company”) (formerly “Adventure Energy, Inc.”) was incorporated in the state of Florida on March 28, 2008. The Company is an independent oil and natural gas operator engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia. The Company's business strategy focuses primarily on the drilling and acquisition of proved developed and undeveloped properties and on the enhancement and development of those properties.

On March 19, 2010, the Company's shareholders approved an amendment to its Articles of Incorporation changing the name of the Company to US Natural Gas Corp.  On April 13, 2010, the Company received approval from FINRA recognizing the name change and approving a corresponding change of the Company's trading symbol from "ADVE" to "UNGS".  Wilon simultaneously completed a name change to US Natural Gas Corp WV.  In addition, the Company's shareholders approved an amendment to the Company's Articles of Incorporation deleting Article 8 thereof to eliminate reference to a non-existent "Shareholders' Restrictive Agreement."

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes "for" and zero votes "against" to an exchange of shares between the Company and Wilon Resources, Inc. ("Wilon"), whereby the Company acquired all of the outstanding shares of Wilon.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue. Wilon's shareholders approved the share exchange with 27,843,109 votes "for" and zero votes "against".  On June 3, 2010, Financial Industry Regulatory Authority (FINRA) made the final approval of the share exchange.  The Company accounted for the acquisition of Wilon using the purchase method on June 3, 2010.

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

On September 4, 2009, the Company entered into a lender acquisition agreement with SLMI Holdings, LLC, a Nevada Limited Liability Company.  Through this agreement, the Company acquired SLMI Options, LLC.  The sole purpose of this acquisition of SLMI Options, LLC is to hold the three commercial notes issued by Wilon Resources, Inc., (formerly "Wilon Resources of Tennessee, Inc.') in the years 2005 through 2007.

On August 25, 2009, the Company formed Wilon Resources, Inc. in the state of Tennessee.  On February 9, 2010, Wilon Resources, Inc. ("Wilon") merged with and into Wilon Resources of Tennessee, Inc. ("WRT"), a publically owned Tennessee Corporation.  All of the stock of Wilon owned by the Company was acquired by WRT for consideration equal to 1,000 shares of WRT for every one share of Wilon held by the Company.  Subsequent to the merger, Wilon approved the use of the name Wilon Resources, Inc. by WRT.

On July 20, 2009, the Company formed E 2 Investments, LLC ("E 2") to actively make equity investments in private and publically owned companies and to acquire energy related holdings.

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, and its wholly owned subsidiaries, US Natural Gas Corp WV, US Natural Gas Corp KY, SLMI Options, LLC, E2 Investments, LLC and E3 Petroleum Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 2010, and the results of its operations for the nine months and three months ended September 30, 2010 and 2009 and from inception (March 18, 2008) through September 30, 2010, and cash flows for the nine months ended September 30, 2010 and 2009 and from inception (March 18, 2008) through September 30, 2010. These results have been determined on the basis of accounting principles generally accepted in the United States of America and have been and applied consistently as those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

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

Recently Enacted Accounting Standards

On December 31, 2008, the SEC published its final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  Early adoption was not permitted.  The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events, and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

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

Concentration of Credit Risk

Financial  instruments which potentially subject the Company to a concentration of credit risk consists primarily of trade accounts receivable from a variety of local,  national, and international oil and natural gas companies.  Such credit risk is considered by management to be limited due to the financial resources of those oil and natural gas companies.

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

Reclassifications

Certain amounts in the consolidated financial statements were reclassified to conform to the September 30, 2010 presentation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company has adopted the successful efforts method of accounting for gas producing activities.  Under the successful efforts method, costs to acquire mineral interests in gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.  Unproved gas properties that are significant are periodically assessed for impairment of value, if any, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproven properties are expensed when surrendered or expired.

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves.  To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess, if any, of capitalized costs are written down to the present value of such amounts.  Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company's current proved properties and, to a lesser extent, certain future net cash flows related to operating and  related fees due the Company related to its management of various partnerships.  The Company follows U.S. GAAP in Accounting for Impairments.

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
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed based on the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share and are excluded from the calculation.

At September 30, 2010, diluted weighted average common shares outstanding exclude 59,063,415 shares issuable on exercise of the 59,063,415 warrants outstanding at September 30, 2010.

NOTE B - ACQUISITION OF WILON RESOURCES, INC.

On May 28, 2010, the Company received notification from the appropriate state agencies that the acquisition of Wilon Resources by the Company was effective.  On June 3, 2010, final approval was given by FINRA for the share exchange between the Company and Wilon Resources.  The Company issued one share of common stock for each share of Wilon stock outstanding (49,207,973 shares) plus one warrant to purchase an additional share exercisable for a period of 5 years from the issue date.  In July 2010, the Company canceled 1,000,000 shares of common stock relating to the Wilon acquisition.  These shares were owned by the Company.  The Company's common stock at June 3, 2010 had a value of $.035 per share making the acquisition price $1,687,279.

The Company accounted for the business combination using the purchase method.  The estimated fair market value of Wilon's net assets (assets less liabilities) was $2,249,889 creating a negative goodwill amount of $562,610.  This amount was deducted from the fair market value of Wilon's oil and gas properties that is estimated to be approximately $4,280,000 after the deduction.  The oil and gas properties consist of 115 natural gas wells, 12,000 acres of mineral rights leases and the gathering system interconnecting the wells.  The Company intends to retain a third party to complete a Reserve Report covering the 12,000 acres located in Wayne County, West Virginia substantiating proven and unproven wells.  The estimates used by the Company in recording the acquisition could change significantly pending the valuation results of the third party.

NOTE C—RELATED PARTY TRANSACTIONS

The Company is indebted to its officers in the amount of $42,287 and $85,100 at no interest for various expenses as of September 30, 2010 and December 31, 2009.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $175,006 and $210,000 as of September 30, 2010 and December 31, 2009.

NOTE D - GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues there from.  The Company has incurred losses of $2,861,890 for the period March 28, 2008 (inception) through September 30, 2010 and has negative working capital balance aggregating $2,381,257.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year, or thereafter, will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and therefore would have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE D - GOING CONCERN (continued)

The Company intends to overcome the circumstances that affect its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing.  The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however the Company may not have commitments from third parties for a sufficient amount of additional capital.  The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations.  The Company’s ability to obtain additional funding will determine its ability to continue as a going concern.  Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise.  Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that the Company relinquish valuable rights.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE E - MARKETABLE EQUITY SECURITIES

At September 30, 2010, marketable equity securities consisted of equity securities held through Transcend Capital LP with a fair market value of $1,795.  The cost of the marketable equity securities was $1,795.  For the period March 28, 2008 (inception) to September 30, 2010, the net gain from marketable equity securities was $295,212.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	9/30/2010	12/31/2009
Computer Software	$13,000	$-
Field Equipment	12,985	10,585
Transportation Equipment	108,229	-
Oil and Gas Properties	4,760,083	214,340
Accumulated depreciation	(17,141)	(451)

Net property and equipment	$4,877,156	$224,474

The Company uses the straight-line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years.  Included in the September 30, 2010 balances are the consolidated estimated fair market values of Wilon's property and equipment.  These estimates could change significantly pending a valuation by third parties.  (See Note B - Acquisition of Wilon Resources, Inc.)

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE G - NOTES RECEIVABLE

Notes receivable consist of the following at,

	9/30/2010	12/31/2009
Non-interest bearing notes due in 2010	$14,900	$50,000
Notes receivable, interest at prime + 1%, due on demand	-	925,000
Note receivable, due in 2013	-	300,000
Note receivable, interest at 9%, $605 due monthly through December 2025	61,300	-
Less current portion	(18,000)	(50,000)

Notes receivable long-term	$58,200	$1,225,000

At December 31, 2009, Wilon Resources of Tennessee, Inc. owed the company $1,225,000.  That amount has been eliminated in the September 30, 2010 consolidation.

NOTE H - OTHER ASSETS

Other assets consist of the following at,

	9/30/2010	12/31/2009
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(84,841)	(21,210)
Operating bonds and deposits	87,249	2,000

Total other assets	$172,091	$150,473

The loan commitment fee is amortized over the life of the agreement using a straight-line method.

NOTE I - NOTES PAYABLE

Notes payable consist of the following at,

	9/30/2010	12/31/2009
Note payable due in 2010, interest at 1% per annum	$100,000	$100,000
Note payable due in September 2013, $250,000 annual installments,
interest at 3% per annum	980,000	1,000,000
Note payable due in November 2011, $150,000 annual installments,
non-interest bearing	296,500	296,500
Note payable, due in 2010, non-interest bearing	99,368	99,368
Notes payable due in July 2010, non-interest bearing	435,000	-
Notes payable due on demand, non-interest bearing	437,301	-
Less current portion	(1,448,169)	(595,868)

Notes payable long term	$900,000	$900,000

Current maturities of long-term debt at September 30, 2010 are $1,448,169 in 2010, $400,000 in 2011, $250,000 in 2012, and $250,000 in 2013.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company recorded a deferred income tax asset for the effect of net operating loss carry forwards.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2010 and December 31, 2009.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

In August 2009, the Company issued 50,000 shares of our common stock at $.11 per share to John Richardson for the purchase of a generator.

In August 2009, the Company issued an aggregate of 30,000 shares of common stock at a per share price of $0.11 to two participants who purchased a working interest in one of the Company’s wells.

In August 2009, the Company issued 25,000 shares of our common stock of $0.11 to Republic Exploration in exchange for consulting services

In September 2009, the Company issued 1,500,000 shares of our common stock of $0.06 to SLMI Holdings, LLC in connection with the acquisition of SLMI Options, LLC

In September 2009, the Company issued an aggregate of 950,000 shares of common stock at an average per share price of $0.12 in exchange for consulting services.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

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

In June 2010, the Company issued 500,000 shares of common stock at $.05 per share to Jim Anderson as a reduction of debt for expenses paid on behalf of the company.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

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

In July 2010, the Company issued 25,000 shares of common stock at $.03 per share to James Crum for a lease bonus payment.

In July 2010, the Company issued 25,000 shares of common stock at $.03 per share to Charles and Mary Crum for a lease bonus payment.

In July 2010, the Company issued 500,000 shares of common stock at $.03 per share to Del Mar Corporate Consulting, LLC for consulting and marketing services.

In July 2010, the Company issued 625,000 shares of common stock at $.04 per share to Wayne Anderson as payment towards accrued wages.

In July 2010, the Company issued 476,191 shares of common stock at $.02 per share to Tangiers Investors LP as payment towards a convertible debenture.

In July 2010, the Company issued 714,285 shares of common stock at $.07 per share to Chris Davies on behalf of Atlas Capital Holdings for legal services.

In July 2010, the Company issued 710,901 shares of common stock at $.02 per share to Tangiers Investors LP as payment towards a convertible debenture.

In July 2010, the Company issued 170,940 shares of common stock at $.06 per share to Tangiers Investors LP for equity funding.

In July 2010, the Company issued 130,000 shares of common stock at $.09 per share to White Oak Land and Minerals Development, LLC for consulting services.

In July 2010, the Company issued 1,000,000 shares of common stock at $.001 per share to Bull In Advantage.  The shares will be returned in full due to failure of the shareholder to satisfy the terms of the debt transaction.

In August 2010, the Company issued 395,061 shares of common stock at $.04 per share to Tangiers Investors LP for equity funding.

In August 2010, the Company issued 2,423,311 shares of common stock at $.015 per share to ARRG Corp as payment towards a note.

In August 2010, the Company issued 2,423,311 shares of common stock at $.015 per share to Caesar Capital Group, LLC as payment towards a note.

In August 2010, the Company issued 2,300,000 shares of common stock at $.01 per share to Mazuma Funding Corp as payment towards a note.

In August 2010, the Company issued 1,225 shares of common stock at $.25 per share to Horace Womack as per the Common Stock Purchase Warrant subscription agreement.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE K – COMMON STOCK ISSUANCES/WARRANTS (continued)

In September 2010, the Company issued 4,500,000 shares of common stock at $.01 per share to Caesar Capital Group, LLC as payment towards a note.

In September 2010, the Company issued 100,000 shares of common stock at $.02 per share to Ron Ferlisi as per the stock purchase agreement.

In September 2010, the Company issued 800,000 shares of common stock at $.01 per share to Doug Miglino as payment towards a note.

In September 2010, the Company issued 200,000 shares of common stock at $.025 per share to Brian Feingold for financing services.

In September 2010, the Company issued 380,518 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In September 2010, the Company issued 765,000 shares of common stock at $.01 per share to Ron Ferlisi as payment towards a note.

In September 2010, the Company issued 765,000 shares of common stock at $.01 per share to Vincent Bardong as payment towards a note.

In September 2010, the Company issued 300,000 shares of common stock at $.01 per share to SLMI Holdings LLC for extending a note due date.

In September 2010, the Company issued 1,500,000 shares of common stock at $.015 per share to Rui Figueiredo as payment towards a note.

In September 2010, the Company issued 1,500,000 shares of common stock at $.015 per share to First Barrington Group as payment towards a note.

Warrants outstanding at September 30, 2010 and December 31, 2009 are 59,063,415 and 6,190,000, respectively.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at September 30, 2010 have vesting dates through May 2012 and expiration dates through May 2017.

Warrants issued for the nine months and three months ending September 30, 2010 are 53,874,640 and 3,200,000, respectively.  Warrants exercised or canceled for the nine months and three months ending September 30, 2010 are 1,001,225 for both periods.

On June 3, 2010 in consideration for the acquisition of Wilon Resources, Inc. (see Note B) each Wilon shareholder received one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of $.25 per share to be exercisable for a period of 5 years from the date of issue.  The total shares of common stock and warrants issued for the acquisition were 49,207,973 each.  In July 2010, the Company canceled 1,000,000 shares of common stock and 1,000,000 warrants it obtained through the Wilon acquisition.  The cancelation of common stock was accounted for as a reduction in the acquisition price for Wilon.

NOTE L – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $12,715 and $23,000 as of September 30, 2010 and December 31, 2009.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE M – CONVERTIBLE DEBENTURE PAYABLE

Convertible debentures payable consist of the following at:
	9/30/2010	12/31/2009
Caesar Capital	$75,000	$-
ARRG	25,000	-
Asher	90,000	-
Tangiers	25,000	50,000

Total convertible debenture payable	$215,000	$50,000

On September 7, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on September 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at September 30, 2010 is $50,000.

On September 3, 2010, the Company amended the Common Stock Purchase Warrant Agreement issued to Caesar Capital Group, LLC on August 6, 2010 by granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Two and One Half cents ($0.025).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.

On September 3, 2010, the Company amended the Common Stock Purchase Warrant Agreement issued to ARRG Corp on August 6, 2010 by granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Two and One Half cents ($0.025).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Caesar Capital Group, LLC, (“Caesar”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to Caesar a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  The balance owed at September 30, 2010 is $25,000.

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with ARRG Corp, (“ARRG”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to ARRG a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  The balance owed at September 30, 2010 is $25,000.

On July 30, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on August 6, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at September 30, 2010 is $40,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On June 18, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on June 18, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at September 30, 2010 is $50,000.

On September 25, 2009, the Company entered into a Debenture Securities Purchase Agreement (“Debenture Agreement”) with Atlas Capital Partners, LLC, (“Atlas”) pursuant to which the Company issued to Atlas Fifty Thousand Dollars ($50,000) in secured convertible debentures (the “Debentures”) dated of even date with the Debenture Agreement.  The Debentures were fully funded on September 25, 2009.  The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.25 or (b) seventy percent (70%) of the two lowest volume weighted average prices of common stock for ten (10) trading days immediately preceding the conversion date.  The Debentures have a term of nine (9) months, piggyback registration rights and accrue interest at a rate equal to seven percent (7%) per year.  The Debentures are secured by certain pledged assets of the Company.  The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Atlas, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.  In July 2010, Tangiers Investors, LP acquired the debenture from Atlas and received 1,187,092 shares of common stock, at $.021 per share, as partial payment towards the debenture.  The balance owed at September 30, 2010 and December 31, 2009 is $25,000 and $50,000, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company leases office premises in St. Petersburg, Florida at an annual rental of $16,800, payable monthly.  The three-year lease was entered into on February 1, 2008 and commenced on April 1, 2008.  The Company amended the original lease in December 2009 increasing the monthly rent from $600 to $1,400 monthly.  The Company may renew for one more three-year period commencing February 1, 2011, upon the same terms adjusted for changes in the Consumer Price Index.

The Company entered into an operating lease in January 2010 for field equipment.  The lease is for a term of 24 months with a monthly rent of $3,100 plus applicable taxes.

Rent expense on all operating leases for the period of March 28, 2008 (inception) to September 30, 2010 was $50,300.  Future minimum rental obligations at September 30, 2010 are $13,500 in 2010, $38,600 in 2011, and $3,100 in 2012.

On July 15, 2010 the Company entered into an employment agreement with Mr. Chuck Kretchman to serve as the Company’s Chief Financial Officer upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term, commencing on July 15, 2010, and terminating on December 31, 2011 unless earlier terminated as provided in the Agreement.  The Agreement included options to the Chief Financial Officer to purchase 600,000 shares of common stock at an average price of $.15 per share. The Executive agrees to accept $50,000 until September 30, 2010, then $65,000 from September 30, 2010, then $90,000 from January 1, to December 31, 2011. The Agreement contains a six month non-solicitation  clause and a confidentiality clause.

On July 9, 2010, the Company entered into an agreement with Del Mar Corporate Consulting, LLC to provide investor relation services related to generating market awareness for the Company.  Pursuant to the Agreement, unless terminated upon ten (10) days written notice by the Company, the Consultant will receive $20,000 in cash and One Million shares of the Company’s common stock currently valued at $35,000.00.  The Consultant will also receive 500,000 warrants priced at $0.20 that will expire in three years.  In addition, the Company will issue the Consultant a bonus in the amount of One Million shares of the Company’s common stock in the event that the Consultant meets certain benchmarks as agreed by the parties.  The Company has paid $5,000 and issued 500,000 shares of common stock at September 30, 2010.

As of April 1, 2009, the Company executed an employment contract for the President, Vice-President, Treasurer, and Secretary of the Company upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on September 30, 2012, unless earlier terminated as provided in the Agreement.  The Agreement included options to the President to purchase 500,000 shares of common stock at an average price of $.75 per share and 250,000 shares to the Vice-President.  In addition, the Vice-President can be issued annual grants of 125,000 options on May 1 of each year of employment throughout the duration of the term at an average price of $.75.

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
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

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

$500,000 in financing given May 6, 2005 for construction of a natural gas gathering system in Kentucky (the “Gathering System Loan”), $300,000 mortgage on the Wilon business offices given October 13, 2005 (the “Office Loan”), $175,000 in financing given on October 24, 2006 to finance 176 acres of land in West Virginia and to finance the placement of a natural gas treatment station (the “WV Loan”); these loans include that certain Amendment to Loan Agreements dated August 2, 2006, that certain Receipt for Shares Pledged as Collateral dated December 8, 2007 and that certain Second Amendment to Loan Agreements dated January 27, 2009 (with 7.8 million Wilon shares attached and pledged as additional collateral). Further, the Borrowers and SLMI have agreed to special terms for assignment of loan rights by SLMI and subsequent holders of the loans pursuant to that Acknowledgment by Borrowers delivered Jan. 5, 2009.  At December 31, 2009 the notes receivable balance was $925,000.  At September 30, 2010 the notes receivable balance was eliminated through consolidation (See Note G).

$1,000,000 in financing was made payable by secured promissory note.  By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note.  By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more.  By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more.  All unpaid principal and interest shall be due no later than December 31, 2013.  To the extent, US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012.  From January 2010 to December 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full.  Additional Security and Collateral for the Secured Note and the covenants hereunder:  At September 30, 2010 and December 31, 2009 the notes payable balances were $980,000 and $1,000,000, respectively (See Note I).

NOTE P- STOCKHOLDERS' EQUITY

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At September 30, 2010 and December 31, 2009, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At September 30, 2010 and December 31, 2009, there are 300,000 shares issued and outstanding.

The number of common shares authorized with a stated value of $0.001 per share is Two Hundred Million (200,000,000).  At September 30, 2010 and December 31, 2009, there are 105,060,801 and 22,185,910 shares of common stock issued and outstanding, respectively.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2010 (Unaudited)

NOTE Q – SUBSEQUENT EVENTS

On November 9, 2010, the Company fully satisfied the $40,000 financial obligation, recorded under accounts payable and accrued expenses at September 30, 2010, due per the Court Order dated October 12, 2010 in the case of KYTX Oil and Gas, LLC v. US Natural Gas Corp (f/k/a Adventure Energy, Inc.).

On October 8, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on October 8, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements.  Forward-looking statements present our expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other words and terms of similar meaning.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this quarterly report.  Subsequent written and oral forward-looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

Overview

We began operations on March 28, 2008 and are engaged in the natural gas and oil industry focusing on exploration, development, and production.  We operate oil and gas wells in which we own the majority of the working interest.  We maintain leaseholds on mineral rights covering approximately 5,700 acres in addition to rights of way in Kentucky and 12,000 acres in West Virginia through US Natural Gas Corp WV (formerly Wilon Resources, Inc.).  Our first revenue from production was generated in July 2009.  We have incurred a net loss of $473,625 for the nine months ending September 30, 2010.

We expect to generate long-term reserve and production growth through drilling activities and further acquisitions.  We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects.  Our operations are currently divided amongst two wholly owned subsidiaries, US Natural Gas Corp KY (“KY”) and US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.).

US Natural Gas Corp KY, a wholly owned subsidiary, concentrates on oil producing activities mainly in the counties of Green, Hart, Adair, Russell, and Monroe in Kentucky.  E 3 Petroleum acts as the bonding entity for all wells in Kentucky in which KY maintains a working interest.  On average, KY maintains a 95% working interest and 83% net revenue interest in each well.  To date, E 3 Petroleum has 33 wells under bond of which 17 are currently producing commercially viable crude with minimal revenue.  KY continues to re-enter, treat, complete, and maintain the wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC.  During April 2010, KY initiated drilling activities on its 40-acre leasehold located in Green County, Kentucky.  It is KY's intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for re-entering.

US Natural Gas Corp WV’s, a wholly owned subsidiary, operations are based in Wayne County, West Virginia and are solely dedicated to the production of commercially viable natural gas.  The wells maintained and owned by WV are held under the bond of E 3 Petroleum.  Through E 3 Petroleum, WV operates 117 natural gas wells that were previously shut-in from June 2005 to April 2010 due to a delivery constraint.  WV has entered into an agreement with a third party to allow for the purchase of its natural gas production on a firm basis which management believes will remedy the prior transmission constraint.

WELLS AND MINERAL RIGHTS

	Acres	Total Wells	Producing	Not in Production
West Virginia - Wayne County (c)	12,280 (a,b)	117	51	66
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

Kentucky - multiple counties (d)	5,100	33	17	16
d) Counties: Hart, Adair, Russell, Allen Monroe, Green

We continue to seek to identify oil and natural gas wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these wells upon terms that are satisfactory to the Company.

While we anticipate the majority of future capital expenditures will be expended on the acquisition of previously drilled wells, reworking of wells, repair and maintenance to our gathering system, and drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Recent Developments

On August 31, 2010, the Company filed an S-1 Registration to register the common shares and shares to be issued upon exercise of the warrants as per the Plan of Share Exchange between the Company and Wilon. On September 13, 2010, the S-1 Registration was deemed effective by the Securities and Exchange Commission.

On July 15, 2010, the Company entered into an employment agreement with Mr. Chuck Kretchman to serve as the Company’s Chief Financial Officer upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term, commencing on July 15, 2010, and terminating on December 31, 2011 unless earlier terminated as provided in the Agreement.  The Agreement included options to the Chief Financial Officer to purchase 600,000 shares of common stock at an average price of $.15 per share. The Executive agrees to accept $50,000 until September 30, 2010, then $65,000 from September 30, 2010, then $90,000 from January 1, to December 31, 2011. The Agreement contains a six month non-solicitation  clause and a confidentiality clause.

On May 28, 2010, the Company received notification from the appropriate state agencies that the acquisition of Wilon Resources, Inc. was effective.  Subsequently on June 3, 2010, the Company received notification from FINRA that Wilon Resources, Inc. shall no longer trade as a standalone entity.  Since this date, the Company has worked with DTCC (the Depository Trust & Clearing Corporation) to help facilitate a smooth transition in the exchange of shares and issuance of warrants as per a share exchange agreement between the two companies.

On May 5, 2010, E 3 Petroleum Corp, a wholly owned subsidiary, entered into an Agreed Consent Order with the West Virginia Department of Environmental Protection Office of Oil & Gas, whereby E 3 provided to the Office of Oil & Gas a schedule to abate all current violations and bring non-producing wells into production.  In addition, E 3 agreed to pay a civil administrative penalty in the amount of Twenty Five Thousand Dollars ($25,000) prior to April 1, 2011.

On March 25, 2010, Wilon Resources, Inc filed an amendment to its Articles of Incorporation to change its name to US Natural Gas Corp WV.

On March 22, 2010, the Company amended the Articles of Incorporation for US Natural Gas Corp, a wholly owned subsidiary, to change the name of US Natural Gas Corp to US Natural Gas Corp KY.

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes "for" and zero votes "against" to a share exchange between the Company and Wilon Resources, Inc. (Wilon, now US Natural Gar Corp WV), a Tennessee corporation wherein the Company acquired all of the outstanding shares of Wilon and hold Wilon as a wholly owned subsidiary.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.  The shareholders for Wilon approved the share exchange with 27,843,109 votes "for" and zero votes "against".

On March 19, 2010, the Company's shareholders approved an amendment to its Articles of Incorporation changing the name of the Company to US Natural Gas Corp.  Simultaneously, a majority of the shareholders of Wilon approved an amendment to its Articles of Incorporation changing its name to US Natural Gas Corp WV.  In addition, Wilon's shareholders approved an amendment to its Articles of Incorporation deleting Article 8 thereof eliminating reference to a non-existent "Shareholders' Restrictive Agreement."

On February 28, 2010, the Company and Wilon executed a plan of share exchange between the two companies that was placed before the shareholders for a vote on March 19, 2010.

The Company spent the majority of the 1st quarter of 2010 repairing the gathering system, repairing roads leading to wells, installing components to the Company’s meter run, fabricating a Hydrogen Sulfide detection facility, installing a Glycol unit, and concentrating on the infrastructure in preparation of delivery.  From late March through the present, the focus has been on swabbing wells, replacing completion components, hooking up previously drilled wells, and placing the wells into production.  Over the course of the next 6-9 months, the Company’s efforts will stay on course to increase production by focusing on individual wells.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues for the nine months ended September 30, 2010 and September 30, 2009 were $201,029 and $52,551, respectively.  The Company had revenues of $245,220 for period from March 28, 2008 (inception) through September 30, 2010.  Over the next twelve months, the Company anticipates an increase in revenue from the Company’s newly acquired subsidiary, US Natural Gas Corp WV.  In addition, the Company expects to generate additional revenue as it reworks, reopens, or drills new wells through its other wholly owned subsidiary, US Natural Gas Corp KY.

Operating Expenses for the nine months ended September 30, 2010 and September 30, 2009 were $829,622 and $1,568,409, respectively.  The decrease of $738,787 in operating expenses was mainly from the decrease in common stocks issued for consulting and other professional services.  Operating expenses for the period from March 28, 2008 (inception) through September 30, 2010 were $3,209,332.  The Company anticipates that its operating expenses will increase substantially over the next twelve months for both operating subsidiaries as it continues to bring additional wells online and into production.

Net Loss for the period from March 28, 2008 (inception) through September 30, 2010 was $2,861,890.  Net loss for the nine months ended September 30, 2010 and 2009 was $473,625 and $1,502,000 respectively.  The decrease in the net loss was due mainly from the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 and December 31, 2009 cash and cash equivalents totaled $5,260 and $26,488, respectively.

For the period from March 28, 2008 (inception) through September 30, 2010, cash used by operating activities was $735,710.  A total of $2,194,196 was expensed from the issuance of common stock for professional and other services and leases for the period from March 28, 2008 (inception) through September 30, 2010.  For the nine months ended September 30, 2010, cash used by operating activities was $520,010.

For the period from March 28, 2008 (inception) through September 30, 2010, cash provided by investing activities was $26,007.  For the nine months ended September 30, 2010, cash provided by investing activities was $244,339, which was primarily from the sale proceeds of marketable equity securities and oil and gas properties exceeding purchases of property and equipment.

For the period from March 28, 2008 (inception) through September 30, 2010, cash provided by financing activities was $714,963, which was primarily from borrowing from notes payable and convertible debentures.  For the nine months ended September 30, 2010, cash provided by financing activities was $254,443.

PLAN OF OPERATION AND FINANCING NEEDS

We intend to focus on our wells under operation in the states of West Virginia and Kentucky.  In West Virginia, our plan is to place each well capable of delivering commercially viable natural gas back into production after each well is inspected, flow lines are replaced or repaired, completion components are replaced including but not limited to check valves, regulators, well heads, and Barton recorders, and the wells are swabbed to remove water from the well bores and producing formations.  At the Company’s election and with successful financing arrangements, we may elect to stimulate via acid or nitrogen frac certain wells or deepen wells to new producing formations after e-logs are completed.  In Kentucky, our plan is to continue to address and place into production wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC.  At present, we have retained a third party to complete down-hole studies on four wells to determine what depths and formations offer the highest probability for stimulation and production.

During the remainder of the fourth quarter 2010 and first quarter 2011, the Company will continue to place into production the natural gas wells acquired in the Wilon acquisition. The Company anticipates that the majority of the previously producing wells will be placed back into production during this period.

In addition, the Company operates nine gas wells which were drilled from 2004-2007, but not completed. The Company has initiated completing two of these wells and anticipates that both, if capable of producing commercially viable quantities of natural gas, will be placed into production prior to year's end. The remaining seven wells will be addressed during the course of the first quarter of 2011.

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

Recent Financings

For the nine months ended September 30, 2010, the Company raised $94,306 in private financing from accredited investors.  These funds were utilized for the daily operating activities of the company.  The investors purchased shares from the Company at prices between $.02 to $.25 per share.

See Notes M - Convertible Debenture Payable and K- Common Stock Issuances/Warrants located in Part 1: Financial Information for a detailed listing of unregistered sales of equity securities and use of proceeds.

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

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option-pricing model.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 4, 2010, KYTX Oil and Gas, LLC (‘KYTX”) filed a complaint in the Adair County, Kentucky Circuit Court for failure to pay $40,000.00 owed pursuant to the asset purchase agreement dated November 5, 2009. Subsequently, an Order was issued on October 12, 2010 by the court whereby the Company was ordered to pay the remaining principal amount of $40,000.00, prejudgment interest of $1,122.19, post-judgment interest of 12% per annum, and KYTX’s attorney’s fees. On November 9, 2010, the Company fully satisfied the financial obligations due per the Court Order.

There are no current legal proceedings against US Natural Gas Corp or any of its wholly owned subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note K - Common Stock Issuances/Warrants located in Part 1: Financial Information for a detailed listing of unregistered sales of equity securities and use of proceeds.

The above issuances were made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2010, the Company held a special meeting of its shareholders.  The meeting was held to vote on the following proposals set forth below (the “Proposals”).

Proposals

1. To approve a share exchange between the Company and Wilon Resources, Inc., a Tennessee corporation (“Wilon”) whereby the Company would acquire all of the outstanding shares of Wilon and hold Wilon as a wholly owned subsidiary.  For each share of common stock of Wilon to be exchanged, the Company would issue one share of the Company’s common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.

2. To approve an amendment to the Company’s Articles of Incorporation to change the name of the Company to US Natural Gas Corp.

3. To approve an amendment to the Company’s Articles of Incorporation to delete Article 8 thereof, which states, “all of the shares of the Company may be subject to a Shareholders’ Restrictive Agreement.”  No such agreement was ever entered into by the shareholders and there is no current intent to enter into any such agreement at the present time.

The Company’s shareholders approved each of the Proposals with 16,611,138 votes "for" and zero votes "against". The shareholders for Wilon approved Proposal #1 with 27,843,109 votes "for" and zero votes "against".

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

10.10	Employment Agreement between Chuck Kretchman and US Natural Gas Corp dated as of July 15, 2010

10.11	Consulting Agreement between Del Mar Corporate Consulting, LLC and US Natural Gas Corp dated as of July 9, 2010

10.12	Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010

10.13	Convertible Promissory Note between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010

10.14	Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010

10.15	Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010

10.16	Consent Order issued to E 3 Petroleum Corp by the West Virginia Department of Environmental Protection Office of Oil & Gas dated as of May 5, 2010

10.17	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010

10.18	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010

10.19	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010

10.20	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010

10.21*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010

10.22*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010

10.23*	Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010

10.24*	Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010

10.25*	Amendment to Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010

10.26*	Amendment to Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on Novemeber 15, 2010.

US Natural Gas Corp

By:	/s/ Wayne Anderson
President and Director
(Principal Executive Officer)

By:	/s/ Charles Kretchman
Chief Financial Officer
(Principal Financial Officer)