Form 10-K
period 2010-12-30
US NATURAL GAS CORP
filed 2011-04-08
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-51837

US NATURAL GAS CORP
(Name of registrant in its charter)

Florida (State or other jurisdiction of incorporation or organization)	26-2317506 (I.R.S. Employer Identification No.)

1717 Dr. Martin Luther King Jr. St. N, Saint Petersburg, FL  33704
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

As of April 6, 2011, there were 187,361,092 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 165,880,086 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $1,409,980, based on the closing price of $.0085 for the registrant’s common stock on April 6, 2011. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

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

On March 22, 2010, the Company amended the Articles of Incorporation to effectively change its name to US Natural Gas Corp from Adventure Energy, Inc.  On April 14, 2010, the name change became effective along with a change in the Company's trading symbol from "ADVE" to "UNGS".

WELLS AND MINERAL RIGHTS

		Acres	Total Wells	Producing	Not in Production
West Virginia - Wayne County (c)		12,280 (a,b)	121	61	60
a)	12,000 acres of mineral rights under lease
b)	280 acres of mineral rights owned by subsidiary, E 2 Investments, LLC
c)	Most wells located in West Virginia were originally operated by B.T.U. Pipeline, Inc. ("BTU"), a wholly owned subsidiary acquired in the Wilon Resources, Inc. acquisition.
d)
On May 5, 2010, the Company entered into an agreed order with the West Virginia Department of Environmental Protection to settle all prior violations with a set fine and the transfer of all wells from BTU to
E 3 Petroleum Corp ("E 3"), a wholly owned subsidiary of the Company.

Kentucky - multiple counties (d)		5,100	31	14	17
e)	Counties: Hart, Adair, Russell, Allen Monroe, Green

We continue to seek to identify oil and natural gas leaseholds and wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these wells upon terms that are satisfactory to the Company.

While we anticipate the majority of future capital expenditures will be expended on the acquisition of previously drilled wells, reworking of wells, repair and maintenance to our gathering system, and drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions

Area of Operations

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

Cash Requirements

To fund the Company's drilling, rework, and completion operations on the leasehold properties in Kentucky and West Virginia over the next 12 months,  the Company anticipates it will require up to approximately $2,000,000. Additional capital will be required to effectively support the operations and to otherwise implement overall business strategy. We currently do not have any contracts or commitments for additional financing outside of the Securities Purchase Agreement between the Company and Tangiers Investors, LP. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the ability to grow and may reduce the ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail drilling and development plans and possibly cease operations. Any additional equity financing may involve substantial dilution to then existing shareholders.

The capital raised from the completed private placements during 2010 satisfied our capital requirements through year's end.

On September 24, 2009, we entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Pursuant to the Securities Purchase Agreement the Company may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $3,000,000.  Management believes that the funds available under the Securities Purchase Agreement will be sufficient to fund operations for the next 12 months.

Discussion of Our Business

Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders' return over the long term. Our strategic locations in Kentucky and West Virginia enable us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

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

Licenses

We hold licenses to operate in the states of Kentucky and West Virginia. We also hold a Gathering Line Operators License in the state of Kentucky, and a license to perform as an "Operator" of wells in the state of West Virginia.  E 3 Petroleum Corp, a wholly owned subsidiary, is the operator of the Company's wells in the states of Kentucky and West Virginia and acts as the bonding entity for these wells.

Research & Development

For 2010 fiscal year, our expenses were minimal for research and development. We anticipate that future research and development expenses will increase during 2011 as we prepare to permit wells to be drilled on our leaseholds within the next two years.  In addition, the Company plans to have a reserves report prepared on its Kentucky and West Virginia leaseholds as it prepares to initiate drilling activities.

Compliance Expenses

Our company incurs annual expenses to comply with state and federal licensing requirements. We estimate these costs to be under $2,000 per year.  Once we begin our drilling program, we anticipate annual expenditures of approximately $25,000 per well related to environmental costs including water drainage and land development.  It is difficult to estimate these environmental expenses while we are still a development stage company as they are largely dependent on many factors for each drilled well. We anticipate that these costs may rise substantially in the state of West Virginia with the proposed legislation. See “Government Regulation” and “Environmental Regulation” below.

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

U.S. Natural Gas Production and Imports.  EIA expects total marketed natural gas production to increase by 0.4 Bcf/d (0.7 percent) to 60.9 Bcf/d in 2010 and decrease by 0.7 Bcf/d (1.2 percent) in 2011. In last month's Outlook, domestic production growth was forecast to decline by 0.5 Bcf/d in 2010, reflecting the lagged effect of lower drilling rates last year. The higher production forecast in this Outlook reflects the latest January 2010 production estimate from the EIA-814 survey and the continuing increase in the number of working natural gas rigs over the last month. No significant revision to estimated January 2010 natural gas production would affect this forecast. The number of working natural gas rigs has increased by almost 200 since the end of last year. With no further increase from the current 950 natural gas rigs currently working, EIA expects production to begin to show month-to-month declines beginning in the second quarter this year. However, production is not expected to begin to show year-over-year declines until the first quarter of 2011.

EIA expects U.S. net natural gas imports to decline in 2010 as higher imports of liquefied natural gas (LNG)--and lower pipeline exports--are more than offset by a steep decline in pipeline imports as Canadian natural gas production drops off. The global LNG market appears to be well supplied in 2010. In addition to the ramp-up of new global liquefaction capacity brought on-stream last year, about 3 Bcf/d of new capacity is set to start up this year. Spain, which relies on LNG in part for electricity generation, currently has hydroelectric reserves 34 percent above last year and 47 percent above the previous 5-year average. While EIA currently expects U.S. LNG imports to increase by about 0.5 Bcf/d this year over last, the failure of global demand to keep pace with increased global supply could lead to even higher U.S. LNG imports than currently forecast. EIA expects that an increase in global LNG demand next year will keep U.S. LNG imports roughly unchanged from 2010.

U.S. Natural Gas Inventories.  On March 26, 2010, working natural gas in storage was 1,638 Bcf, 160 Bcf above the previous 5-year average (2005-2009) and 16 Bcf below the level during the corresponding week last year.  Warmer-than-normal weather in March (HDDs were 10 percent below the 30-year normal for the month) contributed to an estimated monthly storage withdrawal of about 49 Bcf, or around 116 Bcf below the previous 5-year average for the month. Natural gas stocks at the end of March (the end of the withdrawal season) are estimated to be 1,656 Bcf, an amount comparable to stocks at the end of March last year. EIA expects continued production strength to contribute to high inventories again this fall. The current forecast for the end of October is 3,771 Bcf, only slightly below the record storage volume reached last fall. The forecast injection of 2,063 Bcf between March and November is about 5 percent below the stock build that occurred over the corresponding period last year, but it is more than 6 percent above the previous 5-year average.

U.S. Natural Gas Prices.  The Henry Hub spot price averaged $4.29 per MMBtu in March, $1.03 per MMBtu lower than the average spot price in February and $0.64 per MMBtu lower than the forecast for March in last month's Outlook. In the same way that colder-than-normal weather contributed to higher prices in January and February, warmer-than-normal weather contributed to lower prices in March. In particular, prices touched a 4-month low during the final days of the month as lower demand and higher production resulted in storage injections. EIA expects prices to remain low for the next several months. With strong production and the absence of meaningful space-heating demand, lower-priced natural gas will once again compete with coal for a share of the baseload electricity supply—particularly in the spring and fall.  Sustained low prices could reduce drilling activity over time. As a result, EIA expects production to decline and prices to increase in 2011. The Henry Hub spot price forecast averages $4.44 per MMBtu in 2010 and $5.33 per MMBtu in 2011.

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

Crude Oil Prices.  WTI crude oil spot prices averaged $81 per barrel in March 2010, almost $5 per barrel above the prior month's average and $3 per barrel higher than forecast in last month's Outlook.  Oil prices rose from a low this year of $71.15 per barrel on February 5 to $80 per barrel by the end of February, generally on news of robust economic and energy demand growth in non-OECD Asia and the Middle East, and held near $81 until rising to $85 at the start of April.  EIA expects WTI prices to average above $81 per barrel this summer, slightly less than $81 for 2010 as a whole, and $85 per barrel by the fourth quarter 2011. As always, these energy price forecasts are highly uncertain, as both recent experience and the sizable participation in near-term futures options contracts (with a wide range of strike prices) clearly demonstrate that prices can move within a wide range in a relatively short period.

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

The market's assessment of the probability of the realized WTI spot price exceeding $100 per barrel during 2010 increases from 3 percent for the June 2010 contract to 21 percent for the December 2010 contract. These probabilities showed little change across the forward curve in March.  The probability for each month is calculated using the futures price for that contract, its implied volatility, and it's time to expiration.  Like the confidence intervals reported by EIA, this is a market-based probability estimate derived using traded futures and options prices.
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

We contract all labor for the development of leasehold acreage in preparation for drilling, as well as the drilling and completion crews. Our employees monitor the wells on a daily basis, replace the completion components, repair the gathering system, and any other day-to-day maintenance.  In West Virginia, our employees operate the Company's swab rig to remove fluid from the well bore in an effort to increase production. We purchase all supplies, including but not limited to the steel casing for each well, rods, tubing, valves, regulators, 1”, 2”, 3” gathering lines, and all other supplies from local distributors. In times of heavy demand, such as when many other local natural gas producers are drilling, we may have difficulty obtaining supplies in a timely fashion. Also during times of heavy demand, prices for our drilling supplies are escalated, therefore affecting our profit margins.

Principal Products or Services and Markets

The principal markets for the Company’s crude oil are local refining companies.  The principal markets for the Company’s natural gas production are local utilities, private industry end-users, and gas marketing companies.

Gas production from the West Virginia natural gas development project can presently be delivered through the Company’s completed pipeline to the Company's tap into Columbia Gas Transmission's Line P-20 as well as gas marketing companies.  The Company has acquired all necessary regulatory approvals and necessary property rights for the pipeline system.  The Company’s pipeline can provide transportation service not only for gas produced from the Company’s wells, but also for small independent producers in the local area as well or other pipelines that may be connected to the Company’s pipeline in the future.

At present, crude oil produced by the Company in Kentucky is sold at or near the wells to Sunoco, Inc.; Regal Petroleum is solely responsible for transportation to Sunoco's refineries for the oil they purchase.  The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchases prices offered by the refineries fluctuate from time to time.  Crude oil produced by the Company in West Virginia  is sold to the Appalachian Oil Purchasers and is transported to the refinery by contracted truck delivery at the Company’s expense.

Drilling Equipment

The Company currently owns a swab rig utilized in its West Virginia operations and will take delivery of a workover rig during April to be utilized mainly on its oil wells in Kentucky.  The Company obtains drilling services as required from time to time from various companies as available and various drilling contractors in Kentucky and West Virginia.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kentucky and West Virginia by tank truck and natural gas is distributed and transported by pipeline.

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

Employees

As of the date of this Report, we had seven full time employees, including President, Vice President, Chief Financial Officer and Field Supervisor. We plan to expand our management team within the next 12 months to include a Chief Operations Officer and additional field staff in both Kentucky and West Virginia as our operations grow. We currently utilize several outside firms and consultants to identify mineral rights for possible leaseholds, as well as for potential acquisition targets. We consider our relations with our employees and consultants to be in good standing.

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

We are in the “developmental” stage of business and have yet to commence any substantive commercial operations. We have limited history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the developmental stage. Success is significantly dependent on a successful drilling, completion and production program. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the developmental stage and potential investors should be aware of the difficulties normally encountered by enterprises in this stage. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

As properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The majority of our Kentucky properties are in the exploration stage, where we currently have 14 wells in production. The majority of our West Virginia properties were acquired in the acquisition of Wilon Resources in 2010.  Currently, we have placed 61 of the previously drilled wells into production. Each of the wells we have placed into production was at one time or another operated by another entity and in production. We may not establish commercial discoveries on any of the properties. Failure to make commercial discoveries on any of these properties would prevent our company from earning revenue and could lead to the failure of our business.

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

Our capital requirements will be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, our exploration activities will be curtailed. To date, the majority of expenses have been paid directly by the President, Vice-President, or through outside financing. If either party elects to cease paying operating expenses, and the Company is unsuccessful in obtaining additional outside financing, the Company may not be able to continue its existence.

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

There can be no assurance that future drilling activities will be successful, and we cannot be sure that overall drilling success rate or production operations within a particular area will ever come to fruition and, if it does, will not decline over time. We may not recover all or any portion of the capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.  If we are unable to successfully drill for oil and natural gas, we will not have revenue and in turn, the company could fail.

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

 Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities which could have a material adverse effect upon our operations.

Prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. The use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. With the increased competition for mineral rights leases, we cannot say with certainty that we will be able to expand beyond the current 17,000 acres we currently hold. If we are unable to acquire further leaseholds, our drilling activities will be restricted to the acreage we currently maintain, which will in turn limit our growth and revenue.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies listed on the OTCQB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  In addition, we may be unable to get relisted on the OTCQB, which may have an adverse material effect on the Company. Please see "Subsequent Events, Note M" for an explanation of the change in trading platform from the OTC Bulletin Board and OTCQB to only the OTCQB.

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

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are currently listed on the OTCQB but there is no current regular trading in our common stock. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

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

RISKS RELATED TO OUR SECURITIES PURCHASE AGREEMENT WITH TANGIERS INVESTORS, LP

On September 24, 2009, we entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Pursuant to the Securities Purchase Agreement the Company may, at its discretion, periodically sell to Tangiers shares of its common stock for a total purchase price of up to $3,000,000. For each share of common stock purchased under the Securities Purchase Agreement, Tangiers will pay us 90% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. The price paid by Tangiers for the Company's stock shall be determined as of the date of each individual request for an advance under the Securities Purchase Agreement. Tangiers’ obligation to purchase shares of the Company's common stock under the Securities Purchase Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Securities Purchase Agreement and is limited to $250,000 per ten consecutive trading days after the advance notice is provided to Tangiers. The Securities Purchase Agreement shall terminate and Tangiers shall have no further obligation to make advances under the Securities Purchase Agreement at the earlier of the passing of 18 months after the date that the Securities and Exchange Commission declares the Company’s registration statement effective or the Company receives advances from Tangiers equal to the $3,000,000. Upon the execution of the Securities Purchase Agreement, Tangiers received a one-time commitment fee equal to $150,000 of the Company's common stock divided by the lowest volume weighted average price of the Company's common stock during the 10 business days immediately following the date of the Securities Purchase Agreement, as quoted by Bloomberg, LP. The following risks relate to our Securities Purchase Agreement with Tangiers.

Existing stockholders will experience significant dilution from our sale of shares under the Securities Purchase Agreement.

The sale of shares pursuant to the Securities Purchase Agreement will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly, as we sell shares pursuant to the Securities Purchase Agreement. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Securities Purchase Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

The structure of transactions under the Securities Purchase Agreement will result in the Company being deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns and therefore limits our ability to obtain additional funding if necessary. If we do not obtain the necessary, funds required to maintain the operations of the business and to settle our liabilities on a timely manner, the business will inevitable suffer.

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

ITEM 2.     DESCRIPTION OF PROPERTY

Leases for Company Headquarters

Our corporate headquarters is located in a leased office space at 1717 Dr. Martin Luther King Jr. St. N, St. Petersburg, Florida. We entered into a two-year lease for this property on February 7, 2011 and the term commenced on March 1, 2011. The annual rent for year one is $10,657 and $11,556 for year two. The lease includes a right to renew for one additional two-year period commencing March 1, 2013, at an annual rent of $11,556. This lease also includes an option to purchase clause at a fixed price of $135,000. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Leased Acreage for Drilling Program

The Company maintains leases on mineral rights on approximately 5000 acres in South Central Kentucky. In West Virginia, the Company maintains leases on approximately 12,000 acres of mineral rights. The majority of the leases in West Virginia were obtained in the 2010 Wilon Resources, Inc. acquisition. E 2 Investments, LLC, a wholly owned subsidiary of the Company, owns 280 acres of mineral rights in Wayne County West Virginia.

The Company will continue to lease additional mineral rights acreage in and around the operational areas in the states of Kentucky and West Virginia.

Recently Acquired Property

On March 19, 2010, the Company's shareholders approved the acquisition of US Natural Gas Corp WV ("WV") (f/k/a Wilon Resources, Inc.). On May 28, 2010, the Company received notification from the appropriate state agencies that the acquisition of Wilon Resources was effective.  On June 3, 2010, final approval was given by FINRA for the share exchange between the Company and WV. The newly acquired WV became a wholly owned subsidiary of the Company. WV currently maintains 12,000 acres of mineral rights leases in Wayne County, West Virginia. Our combined entities now have approximately 17,000 acres of mineral rights leases in the states of Kentucky and West Virginia, 121 natural gas wells, and 31 oil wells.

Recently Constructed Property

In November 2010, US Natural Gas Corp WV retained an outside contractor to construct a 1200 square foot storage facility on the 199 acres owned by US Natural Gas Corp. The project was completed the beginning of December 2010.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

On March 19, 2010, Wilon Resources, Inc. held a special meeting of its shareholders.  The meeting was held to vote on the following proposal set forth below (the “Proposal”).

Proposal:

1. To approve a share exchange between the Company and Adventure Energy, Inc., a Florida corporation (“Adventure”) whereby Adventure would acquire all of the outstanding common shares of the Company and hold the Company as a wholly-owned subsidiary.  For each share of the Company's common stock to be exchanged, Adventure would issue one share of its common stock plus one warrant to purchase one additional share of common stock at an exercise price of $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.

The shareholders approved Proposal #1 with 27,843,109 votes for and 0 votes against.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the OTCQB under the trading symbol “UNGS”. The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Our stock began trading on April 3, 2009.

Fiscal Year 2010	High	Low
First Quarter	$0.125	$0.031
Second Quarter	$0.070	$0.025
Third Quarter	$0.099	$0.020
Fourth Quarter	$0.028	$0.008

Holders

As of April 12, 2011, the approximate number of stockholders of record of the Common Stock of the Company was 279.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table includes information regarding the Company’s 2009 Flexible Stock Plan as of April 12, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders			10,566,039
Equity compensation plans not approved by security holders	NONE	N/A	N/A
Total			10,566,039

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, the Company has had the following unregistered sales of its securities:

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

In October 2010, the Company issued 380,518 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In October 2010, the Company issued 1,100,000 shares of common stock at $.0135 per share to John R. Rogers as per the stock purchase agreement.

In October 2010, the Company issued 1,100,000 shares of common stock at $.0135 per share to John R. Rogers as per the stock purchase agreement.

In October 2010, the Company issued 750,000 shares of common stock at $.01 per share to First Barrington Group as payment towards a note.

In October 2010, the Company issued 750,000 shares of common stock at $.01 per share to Rui Figueiredo as payment towards a note.

In November 2010, the Company issued 1,190,476 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In November 2010, the Company issued 4,325,000 shares of common stock at $.01 per share to Mazuma Funding Corp as payment towards a note.

In November 2010, the Company issued 2,500 shares of common stock at $.02 per share to Matthew Holden for participation in drilling/re-work program.

In November 2010, the Company issued 2,500 shares of common stock at $.02 per share to Adam Holden for participation in drilling/re-work program.

In November 2010, the Company issued 50,000 shares of common stock at $.02 per share to Brian Warshaw as per the terms of a promissory note dated January 2010.

In November 2010, the Company issued 50,000 shares of common stock at $.02 per share to Jim Gallucio as per the terms of a promissory note dated January 2010.

In November 2010, the Company issued 2,500,000 shares of common stock at $.01 per share to Rui Figueiredo as payment towards a note.

In November 2010, the Company issued 2,500,000 shares of common stock at $.01 per share to Dave Miller as payment towards a note.

In November 2010, the Company issued 600,000 shares of common stock at $.02 per share to Dave Matheny as per the Common Stock Purchase Warrant subscription agreement.

In November 2010, the Company issued 4,000,000 shares of common stock at $.01 per share to Dave Matheny as payment towards a note.

In November 2010, the Company issued 1,000,000 shares of common stock at $.01 per share to Howard Matheny as payment towards a note.

In November 2010, the Company issued 5,340,909 shares of common stock at $.015 per share to Caesar Capital Group, LLC as payment towards a note.

In November 2010, the Company issued 300,000 shares of common stock at $.01 per share to SLMI Holdings LLC for extending a note due date.

In November 2010, the Company issued 1,169,590 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In December 2010, the Company issued 35,000 shares of common stock at $.01 per share to Wayne Anderson as compensation as a Director.

In December 2010, the Company issued 35,000 shares of common stock at $.01 per share to Jim Anderson as compensation as a Director.

In December 2010, the Company issued 6,500,000 shares of common stock at $.01 per share to Mazuma Funding Corp as payment towards a note.

In December 2010, the Company issued 7,041,158 shares of common stock at $.01 per share to Jim Anderson as a reduction of debt for expenses paid on behalf of the company.

In December 2010, the Company issued 2,000,000 shares of common stock at $.01 per share to White Oak Land and Minerals Development, LLC for consulting services.

Warrants outstanding at December 31, 2010 and December 31, 2009 are 61,113,415 and 6,190,000, respectively.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at December 31, 2010 have vesting dates through May 2012 and expiration dates through May 2017.

Warrants issued for the year and the three months ending December 31, 2010 are 56,674,640 and 3,300,000, respectively. Warrants exercised or canceled for the year and the three months ending December 31, 2010 are 1,751,225 and 600,000, respectively.

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

Issuer Purchases of Equity Securities

None as of December 31, 2010.

On January 11, 2011, the Company's Board of Directors approved a share repurchase plan. Under terms of the plan, the Company is authorized to repurchase up to an aggregate of $250,000 of its common stock over the next 12 months. Acquisitions of stock under the repurchase plan will be made from time to time at prices prevailing in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The repurchase program will be funded by the Company's available cash and may be commenced or suspended at any time or from time to time. The plan will continue as long as periodic management reviews determine it to be fiscally feasible and may be discontinued at any time. As of April 12, 2011, the Company reacquired 641,356 shares of its issued and outstanding common stock. In addition, the Company returned 1,209,628 shares of its issued and outstanding common stock to treasury stock which were received upon full satisfaction of the $50,000 convertible debenture held by Tangiers Investors, LP.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

Overview

We began operations on March 28, 2008 and are engaged in the oil and natural gas industry focusing on exploration, development, and production. We operate oil and gas wells in which we own the majority of the working interest, and are presently re-working and completing oil and natural gas wells on our current leaseholds in Kentucky and West Virginia. We maintain leaseholds covering approximately 5,000 acres in South Central Kentucky and 12,000 acres in Wayne County, West Virginia and are presently expanding our leasehold interests in both states. Our first revenue from production was generated in July 2009.  We have incurred a net loss of $341,626 for the fiscal year ended December 31, 2010.

Our Kentucky properties, operated by our wholly owned subsidiary US Natural Gas Corp KY ("KY"), are focused in the South Central region of the state encompassing the counties of Allen, Monroe, Metcalfe, Green, Hart, Adair, and Barren. We currently have the majority Working Interest in 31 oil wells of which 14 are currently in production. Of these 14, the average daily production is 6 barrels of oil per day (BOD). We are currently reworking 3 of the oil wells not in production and anticipate that we will have them in production during the second calendar quarter of 2011.

We also maintain the majority Working Interest in 3 previously producing natural gas wells in Kentucky. One well located in Eastern Kentucky is currently shut-in due to issues with the receiving transmission pipeline. We anticipate that if we elect to expand our operations in this region, we can satisfactorily resolve this issue and place this well back into production. We are currently identifying delivery options for the two gas wells for which we maintain a 100% Working Interest in Hart County, Kentucky. When we initiate the rework of two previously producing oil wells on the same leasehold, our plan is to construct a pipeline for delivery of natural gas produced from these wells.

Our West Virginia properties, operated by our wholly owned subsidiary US Natural Gas Corp WV ("WV"), are concentrated in Wayne County, West Virginia. We currently have the majority Working Interest in 121 natural gas wells of which 61 are currently in production.

We acquired all wells, and the majority of all leaseholds and right of ways located in West Virginia through the acquisition of Wilon Resources, Inc. in 2010. We are currently addressing the remaining 60 wells through re-entry, swabbing, and completion procedures to place those capable of producing commercially viable natural gas into production. We anticipate that we will complete addressing each of the remaining wells during 2011.

We expect to generate long-term reserve and production growth through drilling activities, re-entry and completion projects, and further acquisitions. We believe that our management’s experience and expertise will enable it to identify, evaluate, and develop our oil and natural gas projects.

We continue to seek to identify oil and natural gas wells for possible acquisition. However, there can be no assurance that we will be able to enter into agreements for the acquisition of these oil wells upon terms that are satisfactory to the Company.

We expect to generate long-term reserve and production growth through drilling activities, re-entry and completion projects, and further acquisitions. We believe that our management’s experience and expertise will enable us to identify, evaluate, and develop oil and natural gas projects.

While we anticipate the majority of future capital expenditures will be expended on the acquisition of previously drilled wells, reworking of wells, and drilling of wells, we intend to use our experience and regional expertise to add leasehold interests to the inventory of leases for future drilling activities, as well as property acquisitions.

Recent Developments

On December 20, 2010, the Company, through its wholly owned subsidiary E 2 Investments, LLC (‘E 2”), entered into an Amendment to Securities Purchase Agreement (“Amendment”) to amend that certain securities purchase agreement, dated November 10, 2009, by and between E 2 and Harlis Trust. The original securities purchase agreement was filed as an exhibit on the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009. The Amendment amends the securities purchase agreement to provide an updated payment schedule to the Seller by the reduction in the amount due from $396,500.00 to $20,000.00, the exchange of assignments pertaining to leases and right of ways, and the exchange of three deeds of trust pertaining to commercial loans executed by the Seller.

On October 27, 2010, US Natural Gas Corp WV ("WV"), a wholly owned subsidiary of the Company, entered into a purchase agreement with SEI Energy, LLC ("SEI") for the period of November 1, 2010 through October 31, 2015. Under the agreement, SEI will purchase the Company's production at the designated Delivery Point located in Wayne County, West Virginia. SEI shall pay WV ninety-eight percent of SEI's weighted average sales price at the designated meter less ten cents per MMBtu ("$0.10/MMBtu").

On August 31, 2010, the Company filed an S-1 Registration statement to register 41,098,650 shares of common stock and 41,098,650 shares of common stock underlying warrants issued to the shareholders of the Company under an Agreement and Plan of Share Exchange dated March 22, 2010 between the Company and Wilon Resources, Inc. On September 13, 2010, the S-1 Registration was deemed effective by the securities and Exchange Commission.

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

On July 15, 2010, the Company entered into an employment agreement with Mr. Chuck Kretchman to serve as the Company’s Chief Financial Officer upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term, commencing on July 15, 2010, and terminating on December 31, 2011 unless earlier terminated as provided in the Agreement.  The Agreement included options to the Chief Financial Officer to purchase 600,000 shares of common stock at an average price of $.15 per share. The Executive agrees to accept an annual salary of $50,000 through September 30, 2010, increasing to $65,000 through December 31, 2010, then $90,000 effective January 1, to December 31, 2011. The Agreement contains a six month non-solicitation  clause and a confidentiality clause.

On July 10, 2010, E2 Investments, LLC purchased the mineral rights located on real property in Wayne County, West Virginia consisting of approximately 112 acres for a total purchase price of $20,000 paid at closing.

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

On March 19, 2010, the Company's shareholders approved an amendment to its Articles of Incorporation changing the name of the Company to US Natural Gas Corp and an amendment deleting Article 8 thereof eliminating reference to a non-existent "Shareholders' Restrictive Agreement." Simultaneously, a majority of the shareholders of Wilon approved an amendment to its Articles of Incorporation changing its name to US Natural Gas Corp WV.

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

On February 2, 2010, the Company formed E3 Petroleum Corp, a wholly owned subsidiary organized under the laws of the State of Florida.  E3 Petroleum will be the operating and bonding subsidiary for wells operated in Kentucky and West Virginia.

On January 12, 2010, the Company engaged Michael T. Studer, CPA, P.C. as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement and through January 12, 2010, the Company did not consult Michael T. Studer, CPA, P.C. regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

On January 11, 2010, the Board dismissed Paula Morelli CPA, P.C. as its independent registered public accounting firm. During the Company’s two most recent fiscal years and through January 11, 2010, there were no disagreements with Paula Morelli, CPA P.C. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Paula Morelli, CPA P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with any report on the Company’s financial statements.

Going Concern

The Company is a development stage Company.  The Company had  revenues of $589,029 and has incurred losses of $2,729,891 for the period March 28, 2008 (inception) to December 31, 2010 and negative working capital aggregating $2,038,944. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Wall Street Reform Act”) was signed into law.  The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement in Section 404(b) of the Sarbanes-Oxley Act of 2002 that requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor.  Disclosure of management’s assessment of internal controls over financial reporting under existing Section 404(a) is still required for nonaccelerated filers.

In February, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events.  The amendment was made to address concerns about conflicts with SEC guidance and other practice issues.  Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC.  Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers.  While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.  The Company does not believe the changes have a material impact on its results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update requires more robust disclosures about valuation techniques and inputs to fair value measurements.  The update is effective for interim and annual reporting periods beginning after December 15, 2009.  This update had no material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued ASC 855-10-50, “Subsequent Events”, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the preparation of the financial statements. The final rules were effective for interim and annual reports issued after June 15, 2009.  The Company has adopted the policy effective September, 2009.  There was no material effect on the Company’s consolidated financial statements as a result of the adoption.

In June 2009, the FASB issued ASC 105, Codification which establishes FASB Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The final rule was effective for interim and annual reports issued after September 15, 2009. The Company has adopted the policy effective September 30, 2009. There was no material effect on the presentation of the Company’s consolidated financial statements as a result of the adoption of ASC 105.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements (“Modernization of Oil and Gas Reporting”).  In January 2010, the FASB released ASU 2010-03, Extractive Activities - Oil and Gas (“Topic 932”); Oil and Gas Reserve Estimation and Disclosures, aligning U.S. GAAP standards with the SEC’s new rules.  Many of the revisions were updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period; (b) the ability to include nontraditional resources in reserves; (c) the use of new technology for determining reserves; and (d) permitting disclosure of probable and possible reserves.  The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.  ASU 2010-03 is effective for annual periods ending on or after December 31, 2009.  Adoption of Topic 932 did not have a material impact on the Company’s results of operations or financial position. In April 2010, the FASB issued ASU 2010-14, Accounting for Extractive Activities-Oil & Gas: Amendments to Paragraph 932-10-S99-1.  This ASU amends terminology as defined in Topic 932-10-S99-1. Adoption of this amendment did not have a material impact on the Company’s results of operations or financial position.

Results of Operations

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

Revenues for the year ended December 31, 2010 and December 31, 2009 were $544,838 and $44,191, respectively.  The Company had revenues of $589,029 for period from March 28, 2008 (inception) through December 31, 2010. The increase of $500,637 compared to 2009 revenues consists of an increase in oil and gas production sales of $38,609 and an increase in net gains from the sale of working interests in the oil and gas properties of $411,881. Additionally, new in 2010, were well management fees of $30,367 and other income of $19,790. Over the next twelve months, the Company anticipates an increase in revenue from the Company’s newly acquired subsidiary, US Natural Gas Corp WV.  In addition, the Company expects to generate additional revenue as it reworks, reopens, or drills new wells through its other wholly owned subsidiary, US Natural Gas Corp KY.

Operating Expenses for the year ended December 31, 2010 and December 31, 2009 were $1,152,804 and $1,548,458, respectively.  The Company had operating expenses of $3,452,414 for the period from March 28, 2008 (inception) through December 31, 2010. The decrease of $395,654 compared to 2009 operating expenses consists primarily of a decrease in stock issued for consulting and other services of $1,001,852 offset by an increase in selling, general and administrative of $473,773 and an increase in depreciation, depletion and amortization of $122,596. The Company anticipates that its operating expenses will increase over the next twelve months for both operating subsidiaries as it continues to bring additional wells online and into production.

Net Loss for the year ended December 31, 2010 and 2009 was $341,626 and $1,638,715, respectively.  The Company incurred a net loss of $2,861,890 for the period from March 28, 2008 (inception) through December 31, 2010. The decrease of $1,297,089 compared to 2009 was attributable to the explanations listed for revenues and operating expenses. In addition, the Company's net loss decreased compared to 2009 with an increase in net gains from the sale of marketable equity securities and investments of $358,880, an increase in interest expense of $271,978, and in 2010 had forgiveness of debt income of $375,868.

Liquidity and Capital Resources

At December 31, 2010 and December 31, 2009 cash and cash equivalents totaled $1 and $26,488, respectively.

For the year ended December 31, 2010 and 2009, cash used by operating activities was $577,796 and $192,049, respectively.  For the period from March 28, 2008 (inception) through December 31, 2010, cash used by operating activities was $790,596.  A total of $2,154,698 was expensed from the issuance of common stock for services, leases and reimbursements for the period from March 28, 2008 (inception) through December 31, 2010.

For the year ended December 31, 2010 cash from investing activities was $91,880.  For the year ended December 31, 2009 cash used by investing activities was $206,182. For the period from March 28, 2008 (inception) through December 31, 2010, cash used by investing activities was $126,752. The increase of $298,062 in cash from investing activities compared to 2009 consists primarily of proceeds received from the sale of various assets exceeded purchases of assets.

For the year ended December 31, 2010 and 2009, cash from financing activities was $459,429 and $404,420, respectively. For the period from March 28, 2008 (inception) through December 31, 2010, cash from financing activities was $917,349. This consisted of net borrowings on debt instruments of $690,193 and the issuance of common stock and warrants for cash of $227,156.

Recent Financings

For the year ended December 31, 2010 and 2009, the Company received $156,156 and $17,500, respectively in private financing from accredited investors. For the period from March 28, 2008 (inception) through December 31, 2010, the Company received $227,156 in private financing from accredited investors. The investors purchased common stock from the Company at prices ranging between $.001 through $.35 per share. These funds were utilized for the daily operating of the Company.

For a detailed list of financings, refer to Note I (note payable), Note K (common stock issuances/warrants), Note L (loans payable – other), and Note M (convertible debenture payable). These notes are located on pages F-14 - F-23 of the Notes to the Consolidated Financial Statements.

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

Off Balance Sheet Arrangements

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

Following the dismissal of Drakeford, the Board retained Paula Morelli, CPA, P.C. as its independent registered public accounting firm.  Subsequently, on January 11, 2010, the Board dismissed Paula Morelli, CPA, P.C.. On January 12, 2010, the accounting firm of Michael T. Studer, CPA, P.C. was engaged as the Company’s new independent registered public accounting firm. The Board approved of the dismissal of Paula Morelli, CPA P.C. and the engagement of Michael T. Studer, CPA, P.C. as its independent auditor.

During the Company’s two most recent fiscal years and through January 11, 2010, there were no disagreements with Paula Morelli, CPA P.C. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Paula Morelli, CPA, P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with any report on the Company’s financial statements.

Paula Morelli, CPA P.C. had been engaged as the Company’s independent registered public accounting firm since July 28, 2009 and had performed review procedures in connection with our unaudited financial statements included in our reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009, but never audited any of the Company’s  financial statements.

The Company has requested that Paula Morelli, CPA, P.C. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter was attached as an exhibit to the Company’s Form 8-K filed on January 14, 2010.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, and other members of management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud.  Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

Managements Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness into future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control- Integrated- Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under the framework in “Internal Control- Integrated Framework,” issued by COSO the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During 2010, the Company changed accounting systems to one that offered stronger access and validation controls than those included in the previous accounting system.  There have been no other changes to the Company’s system of internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes, Management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2010. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director will serve until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position	Date of Election Or Appointment as a Director
Wayne Anderson	45	President and Chairman	March 2008
Jim Anderson	71	Vice-Pres. and Director	March 2008
Chuck Kretchman	50	Chief Financial Officer

Wayne Anderson, President and Chairman

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
Mr. Anderson has been a vital source in negotiating and executing transactions for several small to mid-sized companies.  From June 1997 through December 1999, Mr. Anderson was a proprietary equities trader.  Mr. Anderson practiced as a Podiatric physician from May 1993 through June 1997.  Mr. Anderson studied biology at the University of Georgia from 1984 to 1987 and then attended the Temple University School of Podiatric Medicine (formerly the Pennsylvania College of Podiatric Medicine) where he received a doctorate of podiatric medicine (DPM) in 1991.

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

Chuck Kretchman, Chief Financial Officer

On July 15, 2010, the Company entered into an employment agreement with Mr. Chuck Kretchman to serve as the Company’s Chief Financial Officer. Mr. Kretchman, who is age 50, has more than 23 years of financial leadership experience and comes to US Natural Gas Corp from Suncoast Roofers Supply, Inc., where he served as Controller from October 1993 to February 2009. From September 1987 to September 1993, Mr. Kretchman served as Audit Supervisor at Gregory, Sharer & Stuart. CPAs. Mr. Kretchman is a certified public accountant and received a Bachelor of Science, Business Administration in Accounting at Florida Southern College. There are no transactions between the Company and Mr. Kretchman reportable under Item 404(a) of Regulation S-K.

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

Base Salary

Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2010 are reflected in the Summary Compensation Table below.

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

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

		(a)	(b)	(c)	(d)(3)			(e)

Wayne Anderson, President, Secretary, Chairman	2010	115,000	0	0	0	0	0	541	115,541
(1)	2009	90,000	50,000	500,000	125,000	0	0	7,500	722,500
	2008	0	0	0	0	0	0	0	0

Jim Anderson, Vice President (2)	2010	30,000	0	0	0	0	0	541	30,541
	2009	45,000	25,000	250,000	62,500	0	0	7,500	390,000
	2008	0	0	0	0	0	0	0	0

Chuck Kretchman, CFO (4)	2010	42,400	0	0	90,000	0	0	0	132,400

(1)
Effective upon the execution of the employment agreement dated April 1, 2009, Mr. Wayne Anderson served in the capacity as President, Treasurer, and Secretary. Effective July 15, 2010, Mr. Anderson no longer served in the capacity of treasurer.

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

(4)
Effective upon the execution of the employment agreement dated July 15, 2010, Mr. Chuck Kretchman served in the capacity of Vice President. Mr. Kretchman's employment agreement called for an eighteen month term with an initial base salary of $50,000 increasing to $60,000 effective September 30, 2010, and then increasing to $90,000 effective January 1, 2011. Mr. Kretchman was issued options to purchase 600,000 of the Company's common stock at an average price of $.15.

(a)	Accrued salary and salary paid
(b)	Accrued bonus to employee for execution of employment agreement
(c)
Delivery of common stock to employee for execution of employment agreements.  Mr. Wayne Anderson received Two Million shares of the Company's common stock and Mr. Jim Anderson received One Million shares of the Company's common stock.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.
(e)	Equity compensation received as a Director of the Company

We have not issued our executives any stock options or maintained any stock options under any other incentive plans other than our 2009 Flexible Stock Plan. Our executives have received a total of 4,916,676 shares under our 2009 Flexible Stock Plan from inception of the Flexible Stock Plan through April 12, 2011. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Wayne Anderson	500,000	(1)		0.25	03/31/14
President	250,000	(2)		0.50	04/30/15
		(3)	250,000	0.75	04/30/16
		(4)	250,000	1.00	04/30/17

Jim Anderson
Vice President	250,000	(1)		0.25	03/31/14
	125,000	(2)		0.50	04/30/15
		(3)	125,000	0.75	04/30/16
		(4)	125,000	1.00	04/30/17

Chuck Kretchman, Chief Financial Officer (5)	100,000			0.15	07/15/2013
	250,000	(6)		0.15	12/31/2013
		(7)	250,000	0.15	06/30/2014

(1)      These options vest immediately upon execution of employment agreement dated April 1, 2009
(2)      These options vest on May 1, 2010
(3)      These options vest on May 1, 2011
(4)      These options vest on May 1, 2012
(5)      These options were awarded Mr. Kretchman as per the employment agreement dated July 15, 2010
(6)      These options vest on December 31, 2010
(7)      These options vest on June 30, 2011

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2010

The Company’s directors currently serve without cash compensation. Directors receive 5,000 shares of common stock for their services per quarter.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Wayne Anderson	--	$500.00	(1)	--	--	--	--	$500.00	(1)
	-			--	--	--	--
Jim Anderson	--	$500.00	(1)	--	--	--	--	$500.00	(1)

(1)  These stock awards were awarded in their capacity as Directors. The Company awarded the Directors common stock for the second, third and fourth quarters of 2009 and all four quarters of 2010 which aggregated $500.00 worth of stock.

Employment Agreements with Named Executive Officers

The Company entered into an employment agreement with Chuck Kretchman to serve as the Chief Financial Officer commencing on July 15, 2010 and terminating on December 31, 2011. In consideration of Mr. Kretchman's execution and delivery of this agreement, the Company shall issue to Mr. Kretchman options to purchase 600,000 shares of the Company's common stock at a strike price of $0.15 over the eighteen month agreement term. Pursuant to the agreement, Mr. Kretchman will receive a base annual salary of $50,000 through September 30, 2010, increasing to $65,000 through December 31, 2010, then $90,000 from January 1, 2011 through December 31, 2011. Mr. Kretchman shall be entitled to additional options or bonuses in amounts and under terms as determined by the Board of Directors, or the Compensation committee if the Company so forms one. Mr. Kretchman is entitled to participate in any and all benefit plans, from time to time, in effect for the Company's employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.

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

Options/SARS Grants During Last Fiscal Year

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  April 6, 2011, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 6, 2011, there were 187,361,092 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 6, 2011 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	% of Common Stock
Wayne Anderson (2)(3)	11,880,344	06.34%
Jim Anderson (4)	14,371,642	07.67%
Chuck Kretchman (5)	350,000	00.19%
Around the Clock Trading & Capital Management, LLC (3)	71,952	00.04%
Officers and Directors as a Group	26,673,938	14.21%
Around the Clock Partners, LP (2)	3,419,537	01.83%
Dave Matheny (6)	12,533,805	06.69%

_____________
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on April 6, 2011, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 6, 2011.

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
(4)  The shares included in Mr. Anderson's beneficial ownership include shares held in Mr. Anderson's name and 149,983 shares held in that of his spouse, Rita Anderson.
(5) The shares included in Mr. Kretchmans's beneficial ownership include the option to purchase 350,000 shares at an exercise price of $0.15, as per his employment agreement.
(6) The shares included in Mr. Matheny's beneficial ownership include shares held in Mr. Matheny's name and 2,405,667 shares held in the name of David and Allison Matheny.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At December 31, 2010, the Company has notes receivables from an officer in the amount of $110,597. The notes are due on demand with a 4% interest rate.

At December 31, 2010, the Company has accrued wages due officers in the amount of $260,000.

For the year ended December 31, 2010, the Company issued 7,541,158 shares of common stock for payment on a loan from an officer. At December 31, 2009, the Company owed an officer $85,100 at no interest.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by our audit firm for the year ending December 31, 2010 for the audit and reviews of our annual and quarterly consolidated financial statements totaled $37,500.

Audit-Related Fees

We did not incur any assurance and audit-related fees in connection with the audit of the financial statements of the Company for the year ended December 31, 2010, other than as set forth in “Audit Fees” above.

Tax Fees

The aggregate fees billable to us by our CPA firm for the year ending December 31, 2010 for federal and state tax preparation totaled $10,000.

All Other Fees

The aggregate fees billable to us by our audit firm for the year ending December 31, 2010, for consultation with Form S-1, totaled $3,500.

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

ITEM 15.   EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

3.1	Articles of Incorporation (filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference)

3.2	Articles of Incorporation (amended and restated) (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

3.3	By-Laws (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference)

3.4	Amended and Restated Articles of Incorporation filed with the Secretary of State on October 21, 2009.

3.5*	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State Division of Corporations on March 19, 2010.

3.6*	Articles of Merger filed with the Florida Department of State Division of Corporations on May 27, 2010

10.10	Employment Agreement between Wayne Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009

10.11	Employment Agreement between Jim Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009)

10.12
Lender Acquisition Agreement dated as of September 4, 2009 among Adventure Energy. Inc., SLMI Holdings, LLC and SLMI Options, LLC. (Previously filed with Current Report on Form 8-K filed with the SEC on September 11, 2009)

10.13
Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.14
Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.15	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.16
Securities Purchase Agreement by and among, E 2 Investments, LLC and Harlis Trust dated as of November 10, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.17	Secured Convertible Debenture issued to Atlas Capital Partners, LLC. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.18	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009)

10.19
Consent Order issued to E 3 Petroleum Corp by the West Virginia Department of Environmental Protection Office of Oil & Gas dated as of May 5, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.20	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.21	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.22	Consulting Agreement between Del Mar Corporate Consulting, LLC and US Natural Gas Corp dated as of July 9, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.23	Employment Agreement between Chuck Kretchman and US Natural Gas Corp dated as of July 15, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.24	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.25	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.26
Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.27
Amendment to Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.28
Amendment to Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.29	Convertible Promissory Note between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.30
Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.31	Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010)

10.32
Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.33
Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.34
Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.35
Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010)

10.36
Amendment to Securities Purchase Agreement dated November 10, 2009 by and between E 2 Investments, LLC and Harlis Trust dated December 20, 2010. (Previously filed with Current Report on Form 8-K filed with the SEC on December 22, 2010)

10.37*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of January 19, 2011

10.38*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of January 19, 2011

10.39*	Consulting Agreement between E 2 Investments, LLC and Fitt Highway Products, Inc. dated as of January 24, 2011

10.40*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of February 3, 2011

10.41*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of February 3, 2011

10.42*	Articles of Termination and Articles of Dissolution filed for B.T.U. Pipeline, Inc with the Tennessee Secretary of State dated March 4, 2011

10.43*	Term Sheet between Madison Brothers Investments, LLC and US Natural Gas Corp dated March 16, 2011

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Natural Gas Corp

Date: April 7, 2011	By:	/s/ Wayne Anderson
Wayne Anderson
President and Director (Principal Executive Officer)

	By:	/s/ Jim Anderson
Vice President and Director

	By:	/s/ Chuck Kretchman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Wayne Anderson	President and Director (Principal Executive Officer)	April 7, 2011
Wayne Anderson

/s/ Jim Anderson	Vice-President, and Director	April 7, 2011
Jim Anderson

/s/ Chuck Kretchman	Chief Financial Officer	April 7, 2011
Chuck Kretchman

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Certified Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for years ended December 31, 2010, and 2009	F-4
and for March 28, 2008 (Inception) through December 31, 2010

Consolidated Statements of Changes in Stockholders’ Equity for the period	F-5
March 28, 2008 (Inception) through December 31, 2010

Consolidated Statements of Cash Flows for years ended December 31, 2010, and 2009,	F-6
and for March 28, 2008 (Inception) through December 31, 2010

Notes to Consolidated Financial Statements	F-8 - F-27

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have audited the accompanying consolidated balance sheets of US NATURAL GAS CORP (Effective March 22, 2010) (Formally Adventure Energy, Inc.) (A Development Stage Enterprise) as of December 31, 2010 and 2009, and the related consolidated statements of operations and cash flows for the years then ended and from inception (March 28, 2008) through December 31, 2010, and the related consolidated statement of changes in stockholders’ equity from inception (March 28, 2008) through December 31, 2010. US NATURAL GAS CORP’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

As disclosed in Note R to these consolidated financial statements, US NATURAL GAS CORP restated its consolidated balance sheet as of December 31, 2009 to include a $300,000 note receivable inadvertently omitted on the issuance of Series B Preferred Stock.  This restatement had no effect of either operations or cash flows for the year ended December 31, 2009 or from inception (March 28, 2008) through December 31, 2010.  In addition, as disclosed in Note S to these consolidated financial statements, US NATURAL GAS CORP has restated its Statement of Changes in Stockholders’ Equity for the period from inception (March 28, 2008) through December 31, 2008 to retrospectively apply certain corrections to various immaterial errors which occurred in 2008.

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

In our opinion, the consolidated financial statements referred to in the first paragraph of this report present fairly, in all material respects, the consolidated financial position of US NATURAL GAS CORP at December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for the years then ended, and from inception (March 28, 2008) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

In addition, we audited the prior period adjustments to the statement of changes in stockholder’s equity for the period from inception (March 28, 2008) through December 31, 2008 as disclosed in Note S to the consolidated financial statements.  In our opinion, such adjustments are appropriate and have been applied properly.  We will continue to report on these prior period adjustments as long as US NATURAL GAS CORP is a development stage enterprise and is required to disclose changes in its stockholder’s equity from inception (March 28, 2008) through the current year reported upon.

The accompanying consolidated financial statements have been prepared and are presented assuming that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements, US NATURAL GAS CORP has incurred significant operating losses for the years ended December 31, 2010 and 2009, and from inception (March 22, 2008) through December 31, 2010.  In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and natural gas production and sales and its current liabilities substantially exceed its current assets.  These factors raise substantial doubt about US NATURAL GAS CORP’s ability to continue as a going concern. US NATURAL GAS CORP management’s plans regarding these matters are described in the notes to the consolidated financial statements and elsewhere in this Form 10-K. In accordance with accounting principles generally accepted in the United States of America, the accompanying consolidated financial statements do not, at this time, include any adjustments that might result from the resolution of this significant uncertainty.

/s/ LGG & Associates, PC

LGG & Associates, PC
Certified Public Accountants and
Management Consultants
Lawrenceville, Georgia  - April 7, 2011

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$26,488
Accounts receivable:
Joint interest billing	227,036	-
Other	17,432	97,900
Marketable equity securities	6,793	-
Materials and supplies	-	15,000
Prepaid expenses	33,008	21,000
Notes receivable, current	115,474	50,000
Notes receivable, stockholder	110,597	-

Total current assets	510,341	210,388

PROPERTY AND EQUIPMENT
Oil and gas properties and equipment, net	4,557,661	224,474

OTHER ASSETS
Notes receivable	557,726	1,525,000
Debenture escrow	99,190	99,190
Investments	-	72,900
Miscellaneous	150,910	150,173

TOTAL ASSETS	$5,875,828	$2,282,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,030,505	282,745
Accounts payable, revenue distribution	7,924	-
Advances due related parties, net	-	86,752
Notes payable, current	1,224,870	595,868
Loans payable, other	5,986	23,000
Loans payable, stockholders	-	85,100
Convertible debentures payable	280,000	50,000

Total current liabilities	2,549,285	1,123,465

LONG-TERM LIABILITIES
Notes payable	550,000	900,000

STOCKHOLDERS' EQUITY
Preferred stock:
Series A	1,000	1,000
Series B	300	300
Common Stock	148,947	22,186
Additional paid in capital	5,356,187	2,623,439
Deficit accumulated during the development stage	(2,729,891)	(2,388,265)

Total stockholders' equity (deficit)	2,776,543	258,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,875,828	$2,282,125

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009 and from March 28, 2008 (Inception) through December 31, 2010

			Inception
			through
	2010	2009	December 31, 2010
Revenue earned
Oil and gas production sales	$44,350	$5,741	$50,091
Net gain on sale of oil and gas properties and equipment	450,331	38,450	488,781
Well management Fees	30,367	-	30,367
Other	19,790	-	19,790

Total revenue earned	544,838	44,191	589,029

Cost of oil and gas operations	133,767	57,380	191,147

Gross profit (loss)	411,071	(13,189)	397,882

Operating Expenses
Selling, general and administrative	726,817	253,044	1,002,214
Stock issued for legal services	135,680	125,851	699,031
Stock issued for consulting and other services	146,050	1,147,902	1,585,251
Depreciation, depletion and amortization	144,257	21,661	$165,918

Total operating expenses	1,152,804	1,548,458	3,452,414

Loss from operations	(741,733)	(1,561,647)	(3,054,532)

Other Income (expenses)
Net gain (loss) from sale of marketable equity securities and investments	292,639	(66,241)	228,000
Forgiveness if debt	375,868	-	375,868
Interest income	14,405	-	14,405
Interest expense	(282,805)	(10,827)	(293,632)

Loss before provision for income taxes	(341,626)	(1,638,715)	(2,729,891)

Provision for income taxes (Note J)	-	-	-

Net loss	$(341,626)	$(1,638,715)	$(2,729,891)

Basic loss per common share	$(0.01)	$(0.10)
Diluted loss per common share	$(0.01)	$(0.10)

Weighted average common shares outstanding - basic	71,627,014	16,416,412
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From March 28, 2008 (Inception) through December 31, 2010

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for consulting and other services at $.25 to $.35 per share			854,236	854	290,445		291,299

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250		437,500

Issuance of common stock and warrants for cash at $.25 to $.35 per share			135,715	136	43,364		43,500

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note S	-	-	12,239,951	12,240	770,059	(749,550)	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300			299,700		301,000

Issuance of common stock for consulting and other services at $.07 thru $.66 per share			9,565,959	9,566	1,428,209		1,437,775

Issuance of common stock for legal services at $.11 and $.35 per share			380,000	380	125,471		125,851

Net loss for the year ended December 31, 2009						(1,638,715)	(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,623,439	(2,388,265)	258,660

Issuance of common stock for consulting and other services at $.01 thru $.09 per share			5,450,000	5,450	150,100		155,550

Issuance of common stock for cash at $.01 thru $.25 per share			7,882,096	7,882	148,274		156,156

Issuance of common stock for debt reduction at $.01 thru $.10 per share			63,234,114	63,234	661,610		724,844

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			48,207,973	48,208	1,639,071		1,687,279

Issuance of common stock for legal services at $.05 thru $.10 per share			1,987,285	1,987	133,693		135,680

Net loss for the year ended December 31, 2010						(341,626)	(341,626)

Balances at September 30, 2010	1,300,000	$1,300	148,947,378	$148,947	$5,356,187	$(2,729,891)	$2,776,543

The accompanying notes are an integral part of these consolidated financial statements.

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009 and from March 28, 2008 (Inception) through December 31, 2010

			Inception
			through
	2010	2009	December 31, 2010

OPERATING ACTIVITIES:
Net loss	$(341,626)	$(1,638,715)	$(2,729,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	144,257	21,661	165,918
Forgiveness of debt	(375,868)	-	(375,868)
Net (gain) loss from sale of marketable equity securities and investments	(292,639)	66,241	(228,000)
Net gain from sale of oil and gas properties and equipment	(450,331)	(38,450)	(488,781)
Issuance of common stock for services, leases, and reimbursements	273,229	1,151,068	2,154,698
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(40,661)	-	(40,661)
Accounts receivable, other	58,623	(19,900)	38,723
Materials and supplies	15,000	(15,000)	-
Prepaid expenses	5,779	-	5,779
Other assets	(81,074)	(1,700)	(82,774)
Accounts payable and accrued expenses	499,591	282,746	782,337
Accounts payable, revenue distribution	7,924	-	7,924
Net cash flows from operating activities	(577,796)	(192,049)	(790,596)

INVESTING ACTIVITIES:
Purchase of investments	(218,240)	(78,000)	(296,240)
Proceeds from sale of investments	33,830	26,400	60,230
Purchases of marketable equity securities	(2,322,403)	-	(2,328,853)
Proceeds from sale of marketable equity securities	2,676,021	20,308	2,696,329
Collections on notes receivable	101,755	-	101,755
Lending on notes receivable, stockholder	(110,597)	-	(110,597)
Purchase of property and equipment	(484,586)	(213,340)	(703,926)
Proceeds from sale of oil and gas properties and equipment	416,100	38,450	454,550
Net cash flows from investing activities	91,880	(206,182)	(126,752)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	156,156	17,500	227,156
Borrowings from notes payable	-	142,068	142,068
Payments on notes payable	(30,000)	-	(30,000)
Net borrowings from loans payable - stockholders	34,406	85,100	119,506
Net borrowings from loans payable - other	36,229	23,000	59,229
Borrowing from related entity, net	7,638	86,752	94,390
Borrowings from convertible debentures	255,000	50,000	305,000
Net cash flows from financing activities	459,429	404,420	917,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,487)	6,189	1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,488	20,299	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$26,488	$1

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
  Years Ended December 31, 2010 and 2009 and from March 28, 2008 (Inception) through December 31, 2010

			Inception
			through
	2010	2009	December 31, 2010
Supplemental Disclosures of Cash Flow Information:
Taxes paid	-	-	-
Interest paid	-	-	-
Issuance of common stock for reduction of convertible debenture	$25,000	-	$25,000
Issuance of common stock for purchase of equipment	-	-	$5,585
Issuance of common stock for acquisition of SLMI Options, LLC	-	-	$99,600
Issuance of preferred stock for acquisition of SLMI Options, LLC	-	-	$1,300
Issuance of common stock for funding of debenture escrow	-	-	$99,190
Issuance of common stock for funding of prepaid expenses	$18,000	-	$39,000
Issuance of common stock for funding of other assets	-	-	$169,683
Issuance of common stock for reduction of accounts payable and accrued expenses	$90,100	-	$90,100
Issuance of common stock for reduction of loans payable, shareholder	$88,370	-	$88,370
Issuance of common stock for reduction of loans payable, other	$31,300	-	$31,300
Issuance of common stock for reduction of notes payable	$490,074	-	$490,074
Issuance of common stock for acquisition of Wilon Resources, Inc.	$1,687,279	-	$1,687,279
Financing the sale of oil and gas properties with a note receivable	$300,000	-	$300,000
Note receivable for Series B convertible preferred stock	$-	$300,000	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

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

On March 19, 2010, the shareholders of Adventure Energy, Inc. (now US Natural Gas Corp) approved an amendment to its Articles of Incorporation changing the name of the Company to US Natural Gas Corp, and an amendment deleting Article 8 thereof to eliminate reference to a non-existent Shareholders' Restrictive Agreement. Wilon simultaneously completed a name change to US Natural Gas Corp WV. On April 13, 2010, the Company received approval from FINRA recognizing the name change and approving a corresponding change of the Company's trading symbol from "ADVE" to "UNGS".

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

On June 3, 2010, the Financial Industry Regulatory Authority (FINRA) made the final approval of the share exchange.  The Company accounted for the acquisition of Wilon using the purchase method on June 3, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, and its wholly owned subsidiaries, US Natural Gas Corp WV, US Natural Gas Corp KY, SLMI Options, LLC, E2 Investments, LLC, E3 Petroleum Corp and B.T.U. Pipeline, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE A –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications

Certain amounts in the consolidated financial statements were reclassified to conform to the December 31, 2010 presentation.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE A –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with U.S. GAAP.

Income Taxes

Income taxes are accounted for under the assets and liability method described in SFAS NO. 109, "Accounting For Income Taxes".  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

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

At December 31, 2010, diluted weighted average common shares outstanding exclude 61,113,415 shares issuable on exercise of the 61,113,415 warrants outstanding at December 31, 2010.

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

The Company accounted for the business combination using the purchase method.  The estimated fair market value of Wilon's net assets (assets less liabilities) was recorded at the value of the acquisition price of $1,687,279.  Management reduced its original estimate of the fair market value.  This reduction in the estimate had no effect on the recorded amount of the transaction as the excess fair market value over the acquisition price reduced the recorded value of oil and gas properties and equipment.  The oil and gas properties consist of 115 natural gas wells, 12,000 acres of mineral rights leases and the gathering system interconnecting the wells.  The Company intends to retain a third party to complete a Reserve Report covering the 12,000 acres located in Wayne County, West Virginia substantiating proven and unproven wells.  The estimates used by the Company in recording the acquisition could change significantly pending the valuation results of the third party.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE C—RELATED PARTY TRANSACTIONS

Notes receivable, shareholder totals $110,597 as of December 31, 2010. Interest receivable on the note is $2,832 at December 31, 2010.  The notes are due on demand with a 4% interest rate.

The Company is indebted to its officers in the amount of $85,100 at no interest for various expenses as of December 31, 2009.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $260,000 and $210,000 as of December 31, 2010 and December 31, 2009.

NOTE D – GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues there from.  The Company has incurred losses of $2,729,891for the period March 28, 2008 (inception) through December 31, 2010 and has negative working capital balance aggregating $2,038,944.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E - MARKETABLE EQUITY SECURITIES

At December 31, 2010, marketable equity securities consisted of equity securities held through Transcend Capital LP with a cost and fair market value of $6,793.  For the period March 28, 2008 (inception) to December 31, 2010, the net gain from marketable equity securities was $344,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:
	12/31/2010	12/31/2009
Land and mineral rights	$180,602	$-
Computer Software	13,000	-
Field Equipment	22,660	10,585
Transportation Equipment	111,290	-
Oil and Gas Properties	4,289,658	214,340
Accumulated depreciation and depletion	(59,549)	(451)

Net property and equipment	$4,557,661	$224,474

The Company uses the straight-line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years.  The Company uses the straight-line method of depletion for oil and gas properties with an estimated useful life ranging from seven to twenty-five years. Included in the December 31, 2010 balances are the estimated fair market values of property and equipment acquired from Wilon Resources during the year.  These estimates could change significantly pending a valuation by third parties.  (See Note B - Acquisition of Wilon Resources, Inc.)

NOTE G - NOTES RECEIVABLE

Notes receivable consist of the following at:
	12/31/2010	12/31/2009
Note receivable, interest at 1%, $100,000 due January 2011,
balance due to be deducted from gas revenue distributions	$300,000	$-
Note receivable, interest at 3%, due September 2014, collateralized
by Series B preferred stock	300,000	300,000
Non-interest bearing notes due on demand	$13,500	$50,000
Notes receivable, interest at prime + 1%, due on demand	-	925,000
Note receivable, due in 2013	-	300,000
Note receivable, interest at 9%, $605 due monthly through December 2025	59,700	-
Less current portion	(115,474)	(50,000)

Notes receivable long-term	$557,726	$1,525,000

At December 31, 2009, Wilon Resources of Tennessee, Inc. owed the company $1,225,000.  That amount has been eliminated in the December 31, 2010 consolidation, as the Company acquired Wilon Resources during the year.

NOTE H - OTHER ASSETS

Other assets consist of the following at:
	12/31/2010	12/31/2009
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(106,052)	(21,210)
Operating bonds	87,279	2,000

Total Other Assets	$150,910	150,473

Loan commitment fee is amortized over the life of the agreement using a straight line method.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE I - NOTES PAYABLE

Notes payable consists of the following at:
	12/31/2010	12/31/2009
Note payable, interest at 1% per annum, due in 2011	$100,000	$100,000
Note payable, interest at 3% per annum, due in annual installments of $250,000
through September 2013	980,000	1,000,000
Notes payable, non-interest bearing, due in January 2011, amended debt agreement
dated December 2010 reduced the note payable balance by $375,868	10,000	395,868
Notes payable, interest at 100% through maturity date, interest at maximum rate
allowable by law thereafter, due July 2010	400,000	-
Note payable, interest at 3%, due on demand	262,926	-
Note payable, interest at 4%, due on demand	21,944	-
Less current portion	(1,224,870)	(595,868)

Notes payable long term	$550,00	$900,000

 Current maturities of long-term debt at December 31, 2010 are $1,224,870 in 2011, $300,000 in 2012, and $250,000 in 2013.

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2010 and December 31, 2009.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The provision (benefit) for income taxes consists of the following at:
	12/31/2010	12/31/2009
Federal income taxes:
Current	$(511,745)	$(76,645)
Deferred	511,745	76,645
	-	-
State income taxes:
Current	$(204,698)	$(30,658)
Deferred	204,698	30,658
	-	-
Total	$-	$-

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE J - INCOME TAXES (continued)

Significant components of the Company's deferred tax assets and liabilities calculated at an estimated effective tax rate of 21% are as follows:
	12/31/2010	12/31/2009
Noncurrent deferred tax assets (liabilities):

Excess depreciation taken for financial purposes over tax purpose	$-	$4,129

Accrued wages deducted for financial purposes not deducted for tax purposes	54,600	44,100

Capital losses deducted for financial purposes carried over to future years for
tax purposes (expiring in years through 2014)	39,416	100,870

Well Costs deducted for financial purposes capitalized for tax purposes	2,520	2,520

Excess depletion on oil and gas properties taken for tax purposes over
financial purposes	(4,342)	(142)

Excess loss on sale of investments taken for tax purposes over financial purposes	(86,960)	(86,960)

NOL from the acquisition of Wilon Resources (subject to potential I.R.C.
Section 382 limitations)	588,000	-

NOL remaining not attributable to timing differences (expiring in years through 2020)	237,208	42,786

Deferred noncurrent tax asset, net	830,442	107,303
Valuation allowance	(830,442)	(107,303)
	$-	$-

NOTE K - COMMON STOCK ISSUANCES/WARRANTS

During the past three years, the Company had the following unregistered sale of its securities:

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

In October 2010, the Company issued 380,518 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In October 2010, the Company issued 1,100,000 shares of common stock at $.0135 per share to John R. Rogers as per the stock purchase agreement.

In October 2010, the Company issued 1,100,000 shares of common stock at $.0135 per share to John R. Rogers as per the stock purchase agreement.

In October 2010, the Company issued 750,000 shares of common stock at $.01 per share to First Barrington Group as payment towards a note.

In October 2010, the Company issued 750,000 shares of common stock at $.01 per share to Rui Figueiredo as payment towards a note.

In November 2010, the Company issued 1,190,476 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In November 2010, the Company issued 4,325,000 shares of common stock at $.01 per share to Mazuma Funding Corp as payment towards a note.

In November 2010, the Company issued 2,500 shares of common stock at $.02 per share to Matthew Holden for participation in drilling/re-work program.

In November 2010, the Company issued 2,500 shares of common stock at $.02 per share to Adam Holden for participation in drilling/re-work program.

In November 2010, the Company issued 50,000 shares of common stock at $.02 per share to Brian Warshaw as per the terms of a promissory note dated January 2010.

In November 2010, the Company issued 50,000 shares of common stock at $.02 per share to Jim Gallucio as per the terms of a promissory note dated January 2010.

In November 2010, the Company issued 2,500,000 shares of common stock at $.01 per share to Rui Figueiredo as payment towards a note.

In November 2010, the Company issued 2,500,000 shares of common stock at $.01 per share to Dave Miller as payment towards a note.

In November 2010, the Company issued 600,000 shares of common stock at $.02 per share to Dave Matheny as per the Common Stock Purchase Warrant subscription agreement.

In November 2010, the Company issued 4,000,000 shares of common stock at $.01 per share to Dave Matheny as payment towards a note.

In November 2010, the Company issued 1,000,000 shares of common stock at $.01 per share to Howard Matheny as payment towards a note.

In November 2010, the Company issued 5,340,909 shares of common stock at $.015 per share to Caesar Capital Group, LLC as payment towards a note.

In November 2010, the Company issued 300,000 shares of common stock at $.01 per share to SLMI Holdings LLC for extending a note due date.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

In November 2010, the Company issued 1,169,590 shares of common stock at $.02 per share to Tangiers Investors LP for equity funding.

In December 2010, the Company issued 35,000 shares of common stock at $.01 per share to Wayne Anderson as compensation as a Director.

In December 2010, the Company issued 35,000 shares of common stock at $.01 per share to Jim Anderson as compensation as a Director.

In December 2010, the Company issued 6,500,000 shares of common stock at $.01 per share to Mazuma Funding Corp as payment towards a note.

In December 2010, the Company issued 7,041,158 shares of common stock at $.01 per share to Jim Anderson as a reduction of debt for expenses paid on behalf of the company.

In December 2010, the Company issued 2,000,000 shares of common stock at $.01 per share to White Oak Land and Minerals Development, LLC for consulting services.

Warrants outstanding at December 31, 2010 and December 31, 2009 are 61,113,415 and 6,190,000, respectively.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at December 31, 2010 have vesting dates through May 2012 and expiration dates through May 2017.

Warrants issued for the year and the three months ending December 31, 2010 are 56,674,640 and 3,300,000, respectively. Warrants exercised or canceled for the year and the three months ending December 31, 2010 are 1,751,225 and 600,000, respectively.

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

NOTE L – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $5,985 and $23,000 as of December 31, 2010 and December 31, 2009.

NOTE M – CONVERTIBLE DEBENTURE PAYABLE

Convertible debentures payable consist of the following at:
	12/31/2010	12/31/2009
Caesar Capital	$100,000	$-
ARRG	25,000	-
Asher	130,000	-
Tangiers	25,000	50,000

Total convertible debenture payable	$280,000	$50,000

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On November 16, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Twenty Five Thousand Dollars ($25,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on November 19, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at December 31, 2010 is $25,000

On October 8, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on October 14, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at December 31, 2010 is $40,000.

On September 7, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on September 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at December 31, 2010 is $50,000.

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

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Caesar Capital Group, LLC, (“Caesar”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to Caesar a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  The balance owed at December 31, 2010 is $25,000.

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with ARRG Corp, (“ARRG”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to ARRG a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  The balance owed at December 31, 2010 is $25,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On July 30, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on August 6, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at December 31, 2010 is $40,000.

On June 18, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on June 18, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at December 31, 2010 is $50,000.

On September 25, 2009, the Company entered into a Debenture Securities Purchase Agreement (“Debenture Agreement”) with Atlas Capital Partners, LLC, (“Atlas”) pursuant to which the Company issued to Atlas Fifty Thousand Dollars ($50,000) in secured convertible debentures (the “Debentures”) dated of even date with the Debenture Agreement.  The Debentures were fully funded on September 25, 2009.  The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.25 or (b) seventy percent (70%) of the two lowest volume weighted average prices of common stock for ten (10) trading days immediately preceding the conversion date.  The Debentures have a term of nine (9) months, piggyback registration rights and accrue interest at a rate equal to seven percent (7%) per year.  The Debentures are secured by certain pledged assets of the Company.  The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Atlas, to provide certain registration rights under the

Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.  In July 2010, Tangiers Investors, LP acquired the debenture from Atlas and received 1,187,092 shares of common stock, at $.021 per share, as partial payment towards the debenture.  The balance owed at December 31, 2010 and December 31, 2009 is $25,000 and $50,000, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office premises in St. Petersburg.  The three-year lease was entered into on February 1, 2008 and commenced on April 1, 2008.  The Company amended the original lease in December 2009 increasing the monthly rent from $600 to $1,353 monthly.  The Company renewed the lease through November 2011. Effective December 1, 2010 the monthly rent increased to $1,404.

The Company entered into an operating lease in January 2010 for field equipment. The lease is for a term of 24 months with a monthly rent of $3,100 plus applicable taxes.

On March 1, 2011, the Company entered into an operating lease for office space. The lease term is for two years with monthly rent totaling $888 in year one and $963 in year two.

Rent expense on all operating leases for the period of March 28, 2008 (inception) to December 31, 2010 was $50,300.  Future minimum rental obligations at December 31, 2010 are $71,165 in 2011 and $6,802 in 2012.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

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

$500,000 in financing given May 6, 2005 for construction of a natural gas gathering system in Kentucky (the “Gathering System Loan”), $300,000 mortgage on the Wilon business offices given October 13, 2005 (the “Office Loan”), $175,000 in financing given on October 24, 2006 to finance 176 acres of land in West Virginia and to finance the placement of a natural gas treatment station (the “WV Loan”); these loans include that certain Amendment to Loan Agreements dated August 2, 2006, that certain Receipt for Shares Pledged as Collateral dated December 8, 2007 and that certain Second Amendment to Loan Agreements dated January 27, 2009 (with 7.8 million Wilon shares attached and pledged as additional collateral). Further, the Borrowers and SLMI have agreed to special terms for assignment of loan rights by SLMI and subsequent holders of the loans pursuant to that Acknowledgment by Borrowers delivered Jan. 5, 2009.  At December 31, 2009 the notes receivable balance was $925,000.  At December 31, 2010 the notes receivable balance was eliminated through consolidation (See Note G).

$1,000,000 in financing was made payable by secured promissory note.  By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note.  By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more.  By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more.  All unpaid principal and interest shall be due no later than December 31, 2013.  To the extent, US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012.  From January 2010 to December 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full.  Additional Security and Collateral for the Secured Note and the covenants hereunder:  At December 31, 2010 and December 31, 2009 the notes payable balances were $980,000 and $1,000,000, respectively (See Note I).

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE P- STOCKHOLDERS' EQUITY

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At December 31, 2010 and December 31, 2009, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At December 31, 2010 and December 31, 2009, there are 300,000 shares issued and outstanding.

The number of common shares authorized with a stated value of $0.001 per share is Two Hundred Million (200,000,000).  At December 31, 2010 and December 31, 2009, there are 148,947,378 and 22,185,910 shares of common stock issued and outstanding, respectively.

NOTE Q - SUBSEQUENT EVENTS

On March 16, 2011, US Natural Gas Corp KY, a wholly owned subsidiary of the Comapny, executed a term sheet for the acquisition of certain assets of Madison Brothers Investments, LLC located in Edmonson County, Kentucky. Under the terms, the Company is to receive, via deed, assignment, and transfer, approximately 182 acres of mineral rights, twenty five equipped oil wells, two water injection wells, and five oil and gas leases. The purchase price for the transaction is Two Hundred Thousand Dollars ($200,000.00) of which the Company has paid Ten Thousand Dollars ($10,000.00) to the Seller upon execution of the term sheet. The transaction is scheduled to close on or before April 30, 2011.

On February 23, 2011, the Company’s stock quotation platform changed from the OTC Bulletin Board (“OTCBB”) and OTCQB to solely the OTCQB. The change in stock quotation to strictly the OTCQB was caused by the dynamic changes within the OTCBB itself and the market makers who elect to quote on this platform. The change will in no way affect, nor is it a reflection upon, the Company's operations, financials, or business plan. The OTCQB is one of three tiers established by OTC Markets Group, Inc., which operates one of the world's largest electronic interdealer quotation systems for broker-dealers to trade securities not listed on a national exchange. The OTCQB designation is meant to identify companies that are reporting with the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations.  Quotes and company information can be viewed at www.otcmarkets.com.

On February 3, 2011, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on February 11, 2011.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.

On January 24, 2011, E 2 Investments, LLC ("E 2"), a wholly owned subsidiary of the Company, entered into an agreement with FITT Highway Products, Inc., whereby E 2 would provide consulting services related to joint ventures, acquisitions, and financing.  Pursuant to the Agreement, unless terminated by written notice from either party, the E 2 will receive Four Hundred Thousand free trading shares of the Company’s common stock from a third party non-affiliate and Three Hundred Thousand shares of the Company’s common stock issued by the Company currently valued at $35,000.00. The agreement has a term of eight weeks.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through December 31, 2010

NOTE Q - SUBSEQUENT EVENTS (continued)

On January 19, 2011, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on January 12, 2011.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.

On January 11, 2011, the Company’s Board of Directors adopted a stock repurchase program permitting the Company to repurchase up to $250,000 in shares of its outstanding common stock, par value $.001 per share, over the next 12 months. The shares of common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. An 8-K was filed with the Securities and Exchange Commission on January 12, 2011.

On January 11, 2011, the Board of Directors of B.T.U. Pipeline, Inc. ("BTU"), a wholly owned subsidiary of the Company, elected to dissolve the corporation. BTU was organized under the state of Tennessee and was acquired in the Wilon Resources, Inc. acquisition in 2010. BTU's sole purpose of existence was to serve as the bonding company and operator of the Company's West Virginia natural gas wells. Any remaining assets of BTU were assigned to US Natural Gas Corp WV on January 11, 2011 and appropriate documentation filed with the County Clerk of Wayne County, West Virginia. The Articles of Dissolution and Articles of Termination were filed with the State of Tennessee Department of State on March 4, 2011 after the Company's Certificate of Tax Clearance was received from the Tennessee Department of Revenue. The corporation was effectively terminated and dissolved on March 15, 2011 with the Tennessee Secretary of State.

NOTE R – PRIOR PERIOD ADJUSTMENT

In September 2009, the Company issued 300,000 shares of Series B Convertible Preferred Stock in exchange for a $300,000 note receivable due in September 2014, plus interest at three percent (3%) per annum. The note receivable has been included in the consolidated balance sheet at December 31, 2009 with an offsetting increase to additional paid in capital of $299,700. There was no affect to the consolidated statement of operations or cash flows for the year ended December 31, 2009.

US NATURAL GAS CORP
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2010

NOTE S – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

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