Form 10-Q
period 2011-03-31
US NATURAL GAS CORP
filed 2011-05-23
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-154799

US NATURAL GAS CORP
 (Name of registrant in its charter)

Florida	26-2317506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 Dr. Martin Luther King Jr. St. N, St Petersburg, FL 33704
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

The number of shares of registrant’s common stock outstanding as of May 18, 2011 was 203,880,636.

,

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Report of Independent Registered Certified Public Accounting Firm	F-2
	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	F-3
	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and from Inception (March 28, 2008) through March 31, 2011 (unaudited)	F-4
	Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through March 31, 2011 (unaudited)	F-5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and from Inception (March 28, 2008) though March 31, 2011 (unaudited)	F-6 - F-7
	Notes to the Consolidated Financial Statements	F-8 - F-27

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4:	CONTROLS AND PROCEDURES	9
PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS	10
ITEM 1A :	RISK FACTORS	10
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
ITEM 5	OTHER INFORMATION	10
ITEM 6:	EXHIBITS	11
SIGNATURES		14

PART I - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	F-3

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and from Inception (March 28, 2008) through March 31, 2011 (unaudited)	F-4

Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through March 31, 2011 (unaudited)	F-5

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and from Inception (March 28, 2008) though March 31, 2011 (unaudited)	F-6 - F-7

Notes to the Consolidated Financial Statements	F-8 - F-27

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.)  (A Development Stage Enterprise) as of March 31, 2011, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows from inception (March 28, 2008) through March 31, 2011.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim consolidated financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters.  A review (as defined by the Public Company Accounting Oversight Board (United States)) is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 and from inception (March 28, 2008) through March 31, 2011 in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the accompanying consolidated balance sheet as of December 31, 2010, and we expressed an unqualified opinion on it in our report dated April 7, 2011.  We have not performed any auditing procedures since that date.

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the three months ended March 31, 2011 and 2010, and from inception  (March 22, 2008) through March 31, 2011.  In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and natural gas production and its current liabilities substantially exceed its current assets.

These factors, among others, raise substantial doubt about US NATURAL GAS CORP’s ability to continue as a going concern.  US NATURAL GAS CORP management’s plans regarding these matters are disclosed  in the notes to the consolidated financial statements and elsewhere in this Form 10-Q.  In accordance with accounting principles generally accepted in the United States of America, these consolidated financial statements do not, at this time, include any adjustments that might result from the resolution of this significant uncertainty.

/s/ Louis Gutberlet, CPA

on behalf of LGG & Associates, PC
LGG & Associates, PC
Certified Public Accountants
 and Management Consultants

Monday, May 23, 2011
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,821	$1
Accounts receivable:
Joint interest billing	264,267	227,036
Other	22,084	17,432
Marketable equity securities	9,956	6,793
Prepaid expenses	28,691	33,008
Notes receivable, current	15,500	115,474
Notes receivable, stockholder	139,855	110,597

Total current assets	483,174	510,341

PROPERTY AND EQUIPMENT
Oil and gas properties and equipment, net	4,578,192	4,557,661

OTHER ASSETS
Notes receivable, net of current portion	557,228	557,726
Debenture escrow	99,190	99,190
Miscellaneous	131,257	150,910

TOTAL ASSETS	$5,849,041	$5,875,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,005,408	$1,030,505
Accounts payable, revenue distribution	12,744	7,924
Notes payable, current	1,175,622	1,224,870
Loans payable, other	-	5,986
Convertible debentures payable	195,000	280,000

Total current liabilities	2,388,774	2,549,285

LONG-TERM LIABILITIES
Notes payable, net of current portion	550,000	550,000

STOCKHOLDERS' EQUITY
Preferred stock:
Series A	1,000	1,000
Series B	300	300
Common Stock	193,220	148,947
Additional paid in capital	5,613,093	5,356,187
Deficit accumulated during the development stage	(2,897,346)	(2,729,891)

Total stockholders' equity	2,910,267	2,776,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,849,041	$5,875,828

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010 and from Inception (March 28, 2008) through March 31, 2011

			Inception
			through
	2011	2010	March 31, 2011
Revenue earned
Oil and gas production sales	$13,577	$-	$63,668
Net gain on sale of oil and gas properties and equipment	-	-	488,781
Well management Fees	20,859	-	51,226
Other	19,821	-	39,611

Total revenue earned	54,257	-	643,286

Cost of oil and gas operations	19,874	15,947	211,021

Gross profit (loss)	34,383	(15,947)	432,265

Operating Expenses
Selling, general and administrative	150,883	243,766	1,153,097
Stock issued for legal services	-	79,680	699,031
Stock issued for consulting and other services	34,632	54,000	1,619,883
Depreciation, depletion and amortization	58,592	22,530	224,510

Total operating expenses	244,107	399,976	3,696,521

Loss from operations	(209,724)	(415,923)	(3,264,256)

Other Income (expenses)
Net gain (loss) from sale of marketable equity securities and investments	48,939	169,227	276,939
Forgiveness of debt	-	-	375,868
Interest income	5,390	-	19,795
Interest expense	(12,060)	(25,000)	(305,692)

Loss before provision for income taxes	(167,455)	(271,696)	(2,897,346)

Provision for income taxes	-	-	-

Net loss	$(167,455)	$(271,696)	$(2,897,346)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	172,502,360	23,941,525
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (March 28, 2008) through March 31, 2011

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for consulting and other services at $.25 to $.35 per share			854,236	854	290,445		291,299

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250		437,500

Issuance of common stock and warrants for cash at $.25 to $.35 per share			135,715	136	43,364		43,500

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note S	-	-	12,239,951	12,240	770,059	(749,550)	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300			299,700		301,000

Issuance of common stock for consulting and other services at $.07 thru $.66 per share			9,565,959	9,566	1,428,209		1,437,775

Issuance of common stock for legal services at $.11 and $.35 per share			380,000	380	125,471		125,851

Net loss for the year ended December 31, 2009						(1,638,715)	(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,623,439	(2,388,265)	258,660

Issuance of common stock for consulting and other services at $.01 thru $.09 per share			5,450,000	5,450	150,100		155,550

Issuance of common stock for cash at $.01 thru $.25 per share			7,882,096	7,882	148,274		156,156

Issuance of common stock for debt reduction at $.01 thru $.10 per share			63,234,114	63,234	661,610		724,844

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			48,207,973	48,208	1,639,071		1,687,279

Issuance of common stock for legal services at $.05 thru $.10 per share			1,987,285	1,987	133,693		135,680

Net loss for the year ended December 31, 2010						(341,626)	(341,626)

Balances at December 31, 2010	1,300,000	1,300	148,947,378	148,947	5,356,187	(2,729,891)	2,776,543

Issuance of common stock for consulting and other services at $.01 per share			3,371,788	3,372	32,190		35,562

Issuance of common stock for cash at $.015 per share			1,000,000	1,000	14,000		15,000

Issuance of common stock for debt reduction at $.01 per share			39,901,052	39,901	210,716		250,617

Net loss for the three months ending March 31, 2011						(167,455)	(167,455)

Balances at March 31, 2011	1,300,000	$1,300	193,220,218	$193,220	$5,613,093	$(2,897,346)	$2,910,267

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 and from Inception (March 28, 2008) through March 31, 2011

			Inception
			through
	2011	2010	March 31, 2011

OPERATING ACTIVITIES:
Net loss	$(167,455)	$(271,696)	$(2,897,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	58,592	22,530	224,510
Forgiveness of debt	-	-	(375,868)
Net (gain) loss from sale of marketable equity securities and investments	(48,939)	(169,227)	(276,939)
Net gain from sale of oil and gas properties and equipment	-	-	(488,781)
Issuance of common stock for services, leases, and reimbursements	35,562	133,680	2,190,260
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(39,855)	(120,675)	(80,516)
Accounts receivable, other	(4,652)	76,311	34,071
Prepaid expenses	4,317	5,628	10096
Other assets	(1,501)	(60,700)	(84,275)
Accounts payable and accrued expenses	(14,771)	42,856	767,566
Accounts payable, revenue distribution	4,820	-	12,744
Net cash flows from operating activities	(173,882)	(341,293)	(964,478)

INVESTING ACTIVITIES:
Purchase of investments	-	(3,000)	(296,240)
Proceeds from sale of investments	-	21,000	60,230
Purchases of marketable equity securities	(23,411)	(1,990,563)	(2,352,264)
Proceeds from sale of marketable equity securities	69,187	2,121,423	2,765,516
Collections on notes receivable	100,472	62,255	202,227
Lending on notes receivable, stockholder	(29,257)	(1,400)	(139,854)
Purchase of oil and gas properties and equipment	(55,289)	(305,138)	(759,215)
Proceeds from sale of oil and gas properties and equipment	-	-	454,550
Net cash flows from investing activities	61,702	(95,423)	(65,050)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	15,000	12,500	242,156
Borrowings from notes payable	20,000	510,300	162,068
Payments on notes payable	-	(24,000)	(30,000)
Net borrowings from loans payable - stockholders	-	(33,369)	119,506
Net borrowings from loans payable - other	-	-	59,229
Borrowing from related entity, net	-	-	94,390
Borrowings from convertible debentures	80,000	-	385,000
Net cash flows from financing activities	115,000	465,431	1,032,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,820	28,715	2,821

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	26,488	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,821	$55,203	$2,821

The accompanying notes are an integral part of these consolidated financial statements.

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 and from Inception (March 28, 2008) through March 31, 2011

			Inception
			through
	2011	2010	March 31, 2011
Supplemental Disclosures of Cash Flow Information:
Taxes paid	-	-	-
Interest paid	-	-	-
Issuance of common stock for reduction of convertible debenture	$165,000	-	$190,000
Issuance of common stock for purchase of equipment	-	-	$5,585
Issuance of common stock for acquisition of SLMI Options, LLC	-	-	$99,600
Issuance of preferred stock for acquisition of SLMI Options, LLC	-	-	$1,300
Issuance of common stock for funding of debenture escrow	-	-	$99,190
Issuance of common stock for funding of prepaid expenses	-	-	$39,000
Issuance of common stock for funding of other assets	-	-	$169,683
Issuance of common stock for reduction of accounts payable and accrued expenses	$10,383	-	$100,483
Issuance of common stock for reduction of loans payable, shareholder	-	-	$88,370
Issuance of common stock for reduction of loans payable, other	-	-	$31,300
Issuance of common stock for reduction of notes payable	$75,233	-	$565,307
Issuance of common stock for acquisition of Wilon Resources, Inc.	-	-	$1,687,279
Financing the sale of oil and gas properties with a note receivable	-	-	$300,000
Note receivable for Series B convertible preferred stock	$-	$-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

US Natural Gas Corp (the “Company”) (formerly “Adventure Energy, Inc.”) was incorporated in the state of Florida on March 28, 2008. The Company is an independent oil and natural gas operator engaged in exploration, development and production activities in the Appalachian Basin, particularly in Kentucky and West Virginia. The Company's business strategy focuses primarily on the drilling and acquisition of proven developed and undeveloped properties and on the enhancement and development of those properties.

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

On September 4, 2009, the Company entered into a lender acquisition agreement with SLMI Holdings, LLC, a Nevada Limited Liability Company.  Through this agreement, the Company acquired SLMI Options, LLC.  The sole purpose of this acquisition of SLMI Options, LLC is to hold three commercial notes issued by Wilon Resources, Inc., (formerly "Wilon Resources of Tennessee, Inc.') in the years 2005 through 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, and all of its wholly owned subsidiaries, US Natural Gas Corp WV, US Natural Gas Corp KY, SLMI Options, LLC, E2 Investments, LLC and E3 Petroleum Corp.  All  intercompany accounts and transactions have been eliminated in consolidation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 2011, and the results of its operations for the three months ended March 31, 2011 and 2010 and from inception (March 18, 2008) through March 31, 2011, and cash flows for the three months ended March 31, 2011 and 2010 and from inception (March 18, 2008) through March 31, 2011. These results have been determined on the basis of accounting principles generally accepted in the United States of America and have been applied consistently as those used in the preparation of the Company's 2010 Annual Report on Form 10-K.

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

Recently Enacted Accounting Standards

In July 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Wall Street Reform Act”) was signed into law. The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002. Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor. Disclosure of management’s attestation on internal controls over financial reporting under existing Section 404(a) is still required for nonaccelerated filers.

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

In July 2009, the FASB issued ASC 855-10-50, “Subsequent Events”, which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the preparation of the financial statements. The final rules were effective for interim and annual reports issued after June 15, 2009. The Company has adopted the policy effective September, 2009. There was no material effect on the Company’s consolidated financial statements as a result of adoption.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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

At March 31, 2011, diluted weighted average common shares outstanding exclude 61,113,415 shares issuable on exercise of the 61,113,415 warrants outstanding at March 31, 2011.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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

NOTE C—RELATED PARTY TRANSACTIONS

Notes receivable, shareholder totals $139,855 and $110,597 at March 31, 2011 and December 31, 2010, respectively.  Interest receivable on the note is $4,084 and $2,832 at March 31, 2011 and December 31, 2010, respectively.  The notes are due on demand with a 4% interest rate.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $295,316 and $260,000 as of March 31, 2011 and December 31, 2010, respectively.

NOTE D - GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues there from.  The Company has incurred losses of $2,897,346 for the period March 28, 2008 (inception) through March 31, 2011 and has negative working capital balance aggregating $1,905,600.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE D - GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE E - MARKETABLE EQUITY SECURITIES

At March 31, 2011 and December 31, 2010, marketable equity securities consisted of equity securities held with a cost and fair market value of $9,956 and $6,793, respectively.  From inception (March 28, 2008) to March 31, 2011, the net gain from the sale of marketable equity securities was $392,939.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	3/31/2011	12/31/2010
Land and mineral rights	$186,972	$180,602
Computer Software	33,000	13,000
Field Equipment	22,660	22,660
Transportation Equipment	111,290	111,290
Oil and Gas Properties	4,321,201	4,289,658
Accumulated depreciation and depletion	(96,931)	(59,549)

Net property and equipment	$4,578,192	$4,557,661

The Company uses the straight-line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years.  The Company uses the straight-line method of depletion for oil and gas properties with an estimated useful life ranging from seven to twenty-five years. Included in the March 31, 2011 balances are the estimated fair market values of property and equipment acquired from Wilon Resources during the year.  These estimates could change significantly pending a valuation by third parties.  (See Note B - Acquisition of Wilon Resources, Inc.)

NOTE G - NOTES RECEIVABLE

Notes receivable consist of the following at:
	3/31/2011	12/31/2010
Note receivable, interest at 1%, ,
balance to be deducted from gas revenue distributions	$200,000	$300,000
Note receivable, interest at 3%, due September 2014, collateralized
by Series B preferred stock	300,000	300,000
Non-interest bearing note due on demand	$13,500	$13,500
Note receivable, interest at 9%, $605 due monthly through December 2025	59,228	59,700
Less current portion	(15,500)	(115,474)

Notes receivable long-term	$557,228	$557,726

Current maturities of notes receivable at March 31, 2011 are $15,500 in 2011, $2,160 in 2012, $2,360 in 2013, $302,580 in 2014, $2,825 in 2015, and $247,303 thereafter.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE H - OTHER ASSETS

Miscellaneous assets consist of the following at:
	3/31/2011	12/31/2010
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(127,263)	(106,052)
Operating bonds	88,837	87,279

Total Other Assets	$131,257	150,910

Loan commitment fee is amortized over the life of the agreement using a straight line method.

NOTE I - NOTES PAYABLE

Notes payable consist of the following at:
	3/31/2011	12/31/2010
Note payable, interest at 1% per annum, due in 2011	$100,000	$100,000
Note payable, interest at 3% per annum, due in annual installments of $250,000
through September 2013	980,000	980,000
Notes payable, non-interest bearing, due in January 2011	10,000	10,000
Notes payable, interest at 100% through maturity date, interest at maximum rate
allowable by law thereafter, due July 2010	400,000	400,000
Note payable, interest at 3%, due on demand	187,678	262,926
Note payable, interest at 4%, due on demand	21,944	21,944
Note payable, interest at 4%, effective May 2011 payable in monthly installments
based upon 1.5% of gas revenues received	26,000	-

Less current portion	(1,175,622)	(1,224,870)
Notes payable long term	$550,000	$550,000

Current maturities of long-term debt at March 31, 2011 are $1,175,622 in 2011, $300,000 in 2012, $250,000 in 2013.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2011 and December 31, 2010.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The provision (benefit) for income taxes consists of the following at:
	3/31/2011	12/31/2010
Federal income taxes:
Current	$(32,459)	$(511,745)
Deferred	32,459	511,745
	-	-
State income taxes:
Current	$(12,984)	$(204,698)
Deferred	12,984	204,698
	-	-
Total	$-	$-

Significant components of the Company's deferred tax assets and liabilities calculated at an estimated effective tax rate of 21% are as follows:
	3/31/2011	12/31/2010

Noncurrent deferred tax assets (liabilities):

Accrued wages deducted for financial purposes not deducted for tax purposes	$54,600	$54,600

Capital losses deducted for financial purposes carried over to future years for
tax purposes (expiring in years through 2014)	29,139	39,416

Well costs deducted for financial purposes capitalized for tax purposes	2,520	2,520

Excess depletion on oil and gas properties taken for tax purposes over
financial purposes	(4,342)	(4,342)

Excess loss on sale of investments taken for tax purposes over financial purposes	(86,960)	(86,960)

NOL from the acquisition of Wilon Resources (subject to potential I.R.C.
Section 382 limitations)	588,000	588,000

NOL remaining not attributable to timing differences (expiring in years through 2020)	282,650	237,208

Deferred noncurrent tax asset, net	865,607	830,442
Valuation allowance	(865,607)	(830,442)
	$-	$-

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

In July 2010, the Company issued 1,000,000 shares of common stock at $.001 per share to Bull In Advantage.  The shares were returned to the Company and retired due to failure of the shareholder to satisfy the terms of the debt transaction.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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

In January 2011, the Company issued 892,891 shares of common stock at $.009 per share to Wayne Anderson for compensation.

In January 2011, the Company issued 2,400,000 shares of common stock at $.005 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In January 2011, the Company issued 1,971,608 shares of common stock at $.006 per share to Tangiers Investors, LP for a partial reduction of a convertible debenture.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

In January 2011, the Company issued 2,222,222 shares of common stock at $.005 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In January 2011, the Company issued 1,000,000 shares of common stock at $.015 per share to Blair Scanlon as per the stock purchase agreement.

In January 2011, the Company issued 1,764,706 shares of common stock at $.007 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In January 2011, the Company issued 1,500,000 shares of common stock at $.01 per share to Rui Figueiredo for consulting services.

In January 2011, the Company issued 2,500,000 shares of common stock at $.006 per share to Asher Enterprises, Inc. for a final reduction of a convertible debenture plus accrued interest.

In January 2011, the Company issued 845,897 shares of common stock at $.01 per share to Wayne Anderson for compensation.

In February 2011, the Company issued 58,000 shares of common stock at $.01 per share to Deborah Crum for an extension on a lease.

In February 2011, the Company issued 25,000 shares of common stock at $.01 per share to James Crum for an extension on a lease.

In February 2011, the Company issued 50,000 shares of common stock at $.01 per share to Marshall Garland for an extension on a note agreement.

In February 2011, the Company issued 1,818,182 shares of common stock at $.006 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In February 2011, the Company issued 4,426,940 shares of common stock at $.006 per share to Caesar Capital Group, LLC for a full reduction of a convertible debenture and accrued interest.

In February 2011, the Company issued 4,426,940 shares of common stock at $.006 per share to ARRG Corp for a full reduction of a convertible debenture and accrued interest.

In February 2011, the Company issued 2,448,980 shares of common stock at $.005 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In February 2011, the Company issued 2,790,698 shares of common stock at $.004 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In March 2011, the Company issued 1,853,659 shares of common stock at $.004 per share to Asher Enterprises, Inc. for a final reduction of a convertible debenture and accrued interest.

In March 2011, the Company issued 3,000,000 shares of common stock @ $.008 per share to David Matheny as payment towards a note.

In March 2011, the Company issued 2,261,655 shares of common stock @ $.01 per share to J. Paxton Barnett as payment towards a note.

In March 2011, the Company issued 2,261,655 shares of common stock @ $.01 per share to Charlotte Van Ness Trust as payment towards a note.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

In March 2011, the Company issued 3,753,807 shares of common stock at $.004 per share to Tangiers Investors, LP for a final reduction of a convertible debenture and accrued interest.

Warrants outstanding at March 31, 2011 and December 31, 2010 are 61,113,415.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at March 31, 2011 have vesting dates through May 2012 and expiration dates through May 2017.

There were no warrants issued or canceled for the three months ending March 31, 2011.

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

NOTE L – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $5,985 at December 31, 2010.

NOTE M – CONVERTIBLE DEBENTURE PAYABLE

Convertible debentures payable consist of the following at:
	3/31/2011	12/31/2010
Caesar Capital	$75,000	$100,000
ARRG	-	25,000
Asher	120,000	130,000
Tangiers	-	25,000

Total convertible debenture payable	$195,000	$280,000

On February 3, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on February 11, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at March 31, 2011 is $40,000.

On January 19, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on January 21, 2011 The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at March 31, 2011 is $40,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On November 16, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Twenty Five Thousand Dollars ($25,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on November 19, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at March 31, 2011 and December 31, 2010 is $25,000.

On October 8, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on October 14, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  The balance owed at March 31, 2011 and December 31, 2010 is $40,000.

On September 7, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on September 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at March 31, 2011 and December 31, 2010 is $50,000.

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Caesar Capital Group, LLC, (“Caesar”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to Caesar a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  In February 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $25,000.

On August 6, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with ARRG Corp, (“ARRG”) in the amount of Twenty Five Thousand Dollars ($25,000).  The Promissory Note was fully funded on August 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at a price per share equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price ("VWAP").  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  In addition, the Company issued to ARRG a Common Stock Purchase Warrant Agreement granting the holder the right to purchase up to 500,000 shares of the Company's common stock at an Exercise price of Five cents ($0.05).  The warrant is exercisable at anytime commencing six months after the date of issuance until February 6, 2014.  In February 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $25,000.

On July 30, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on August 6, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  In March 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $40,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On June 18, 2010, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on June 18, 2010.  The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  In January 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $50,000.

On September 25, 2009, the Company entered into a Debenture Securities Purchase Agreement (“Debenture Agreement”) with Atlas Capital Partners, LLC, (“Atlas”) pursuant to which the Company issued to Atlas Fifty Thousand Dollars ($50,000) in secured convertible debentures (the “Debentures”) dated of even date with the Debenture Agreement.  The Debentures were fully funded on September 25, 2009.  The Debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lower of (a) $0.25 or (b) seventy percent (70%) of the two lowest volume weighted average prices of common stock for ten (10) trading days immediately preceding the conversion date.  The Debentures have a term of nine (9) months, piggyback registration rights and accrue interest at a rate equal to seven percent (7%) per year.  The Debentures are secured by certain pledged assets of the Company.  The Parties have also entered into an Investor Registration Rights Agreement, pursuant to which the Company has agreed, if required by Atlas, to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.  In July 2010, Tangiers Investors, LP acquired the debenture from Atlas and received 1,187,092 shares of common stock, at $.021 per share, as partial payment towards the debenture.  In March 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $25,000.

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

Rent expense on all operating leases for the period of March 28, 2008 (inception) to March 31, 2011 was $56,210.  Future minimum rental obligations at March 31, 2011 are $19,224 in 2011, $11,331 in 2012, and $2,889 in 2013.

On July 15, 2010 the Company entered into an employment agreement with Mr. Chuck Kretchman to serve as the Company’s Chief Financial Officer upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term, commencing on July 15, 2010, and terminating on December 31, 2011 unless earlier terminated as provided in the Agreement.  The Agreement included options to the Chief Financial Officer to purchase 600,000 shares of common stock at an average price of $.15 per share. The Executive agrees to accept compensation of $90,000 from January 1, to December 31, 2011. The Agreement contains a six month non-solicitation  clause and a confidentiality clause.

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
From Inception (March 28, 2008) through March 31, 2011 (Unaudited)

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

$1,000,000 in financing was made payable by secured promissory note.  By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note.  By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more.  By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more.  All unpaid principal and interest shall be due no later than December 31, 2013.  To the extent, US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012.  From January 2010 to December 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full.  Additional Security and Collateral for the Secured Note and the covenants hereunder:  At March 31, 2011 and December 31, 2010 the notes payable balances were $980,000 (See Note I).

NOTE P- STOCKHOLDERS' EQUITY

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At March 31, 2011 and December 31, 2010, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described.  The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At March 31, 2011 and December 31, 2010, there are 300,000 shares issued and outstanding.

The number of common shares authorized with a stated value of $0.001 per share is Two Hundred Million (200,000,000).  At March 31, 2011 and December 31, 2010, there are 193,220,218 and 148,947,378 shares of common stock issued and outstanding, respectively.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through March 31, 2011

NOTE Q – SUBSEQUENT EVENTS

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period and the Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction is scheduled to close on or before June 15, 2011. There are no guarantees that the transaction will close.

On May 3, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifty Two Thousand Five Hundred Dollars ($52,500) and a Security Agreement. The Promissory Note was fully funded on May 3, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year.

On April 14, 2011, the Board of Directors authorized and shareholders holding a majority of our outstanding voting capital stock (the “Majority Shareholders”) of US Natural Gas Corp (the “Company”) have approved an amendment to the Articles of Incorporation (the “Amendment”) with the Secretary of State of Florida. Pursuant to the Amendment, the Company increased its authorized capital to authorize the issuance of 300,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 3,000,000 shares remained designated as Series A Preferred Stock, 300,000 remained designated as Series B Preferred Stock, and 1,000,000 shares were newly designated as Series C Preferred Stock.

On March 16, 2011, US Natural Gas Corp KY, a wholly owned subsidiary of the Company, executed a term sheet for the acquisition of certain assets of Madison Brothers Investments, LLC located in Edmonson County, Kentucky. Under the terms, the Company is to receive, via deed, assignment, and transfer, approximately 182 acres of mineral rights, twenty five equipped oil wells, two water injection wells, and five oil and gas leases. The purchase price for the transaction is Two Hundred Thousand Dollars ($200,000.00) of which the Company has paid Ten Thousand Dollars ($10,000.00) to the Seller upon execution of the term sheet. The transaction is scheduled to close on or before May 16, 2011 or on a date shortly thereafter.

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

US Natural Gas is in the oil and natural gas industry and is engaged in exploration, development and production activities in the Appalachian Basin, particularly in the states of Kentucky and West Virginia. Our business activities focus primarily on the drilling and acquisition of proven developed and underdeveloped proprieties and on the enhancement and development of these properties

We maintain leaseholds on mineral rights covering approximately 5,100 acres in addition to rights of way in Kentucky and 12,000 acres in West Virginia through US Natural Gas Corp WV (formerly Wilon Resources, Inc.).  We also own, through a wholly owned subsidiary, approximately 300 acres of mineral rights in Wayne County, West Virginia.  In addition, we own 199 acres of surface in Wayne County, West Virginia which houses our operational facilities. Our first revenue from production was generated in July 2009.

US Natural Gas Corp KY, a wholly owned subsidiary, concentrates on oil producing activities mainly in the counties of Green, Hart, Adair, Russell, and Monroe in Kentucky.  E 3 Petroleum acts as the bonding and operating entity for all wells in Kentucky in which KY maintains a working interest.  On average, KY maintains a 95% working interest and 83% net revenue interest in each well.  To date, E 3 Petroleum has 31 wells under bond of which 17 are currently producing commercially viable crude with minimal revenue.  KY continues to re-enter, treat, complete, and operate the wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC.  It is KY's intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for re-entering and placing into production.

US Natural Gas Corp WV’s, a wholly owned subsidiary, operations are based in Wayne County, West Virginia and are solely dedicated to the production of commercially viable natural gas.  The wells operated and owned by WV are held under the bond of E 3 Petroleum.  Through E 3 Petroleum, WV operates 122 natural gas wells that were previously shut-in from June 2005 to April 2010 due to a delivery constraint.  WV has entered into an agreement with a third party to allow for the purchase of its natural gas production on a firm capacity basis which management believes will remedy the prior transmission constraint.

WELLS AND MINERAL RIGHTS

		Acres	Total Wells	Producing	Not in Production
West Virginia - Wayne County (c)		12,280 (a,b)	122	61	61
a)	12,000 acres of mineral rights under lease
b)	280 acres of mineral rights owned by subsidiary, E 2 Investments, LLC
c)	Most wells located in West Virginia were originally operated by B.T.U. Pipeline, Inc. ("BTU"), a wholly owned subsidiary acquired in the Wilon Resources, Inc. acquisition.
d)
On May 5, 2010, the Company entered into an agreed order with the West Virginia Department of Environmental Protection to settle all prior violations with a set fine and the transfer of all wells from BTU to
E 3 Petroleum Corp ("E 3"), a wholly owned subsidiary of the Company.

Kentucky - multiple counties (e)		5,100	31	17	14
e)	Counties: Hart, Adair, Russell, Allen Monroe, Green

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

Recent Developments

On March 16, 2011, US Natural Gas Corp KY, a wholly owned subsidiary of the Company, executed a term sheet for the acquisition of certain assets of Madison Brothers Investments, LLC located in Edmonson County, Kentucky. Under the terms, the Company is to receive, via deed, assignment, and transfer, approximately 182 acres of mineral rights, twenty five equipped oil wells, two water injection wells, and five oil and gas leases. The purchase price for the transaction is Two Hundred Thousand Dollars ($200,000.00) of which the Company has paid Ten Thousand Dollars ($10,000.00) to the Seller upon execution of the term sheet. The transaction was originally scheduled to close on or before April 30, 2011, but the Closing date has been rescheduled for May 16, 2011 on a mutually agreeable date shortly thereafter.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 AND 2010

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues  for the three months ended March 31, 2011 and 2010 were $54,257 and $  -  , respectively.  The Company had revenues of $643,286 for the period March 28, 2008 (inception) through March 31, 2011.  Over the next twelve months the Company anticipates an increase in revenues as it reworks, reopens and drills new wells through its wholly owned subsidiaries US Natural Gas Corp WV and US Natural Gas Corp KY.

Operating Expenses for the three months ended March 31, 2011 and 2010 were $244,107 and $399,976, respectively.  The decrease of $155,869 in operating expenses was primarily from the decrease in legal, consulting and other professional services provided to the Company in early 2010.  Operating expenses for the period from March 28, 2008 (inception) through March 31, 2011 were $3,696,521.  The Company anticipates that its operating expenses will increase over the next twelve months as it brings additional wells into production.

Net Loss for the three months ended March 31, 2011 and 2010 was $167,455 and $271,696, respectively.  Net loss for the period from March 28, 2008 (inception)through March 31, 2011 was $2,897,346.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 and December 31, 2010 cash and cash equivalents were $2,821 and $ 1, respectively.

For the three months ended March 31, 2011 and 2010 net cash used by operating activities was $173,822 and $341,293, respectively.  For the period from March 28, 2008 (inception) through March 31, 2011 net cash used by operating activities was $964,478.

For the three months ended March 31, 2011 net cash provided by investing activities was $61,702.  For the three months ended March 31, 2010 net cash used by investing activities was $95,423.  The increase in net cash provided by investing activities was primarily due to a decrease in the purchase of oil and gas properties and equipment for the three months ended March 31, 2011.  For the period March 28, 2008 (inception) through March 31, 2011 net cash used from investing activities was $65,050.

For the three months ended March 31, 2011 and 2010 net cash provided by financing activities was $115,000 and $465,431, respectively.   The decrease in net cash provided by financing activities was primarily due to a decrease in proceeds received from notes payable for the three months ended March 31, 2011. For the period from March 28, 2008 (inception) through March 31, 2011 net cash provided by financing activities was $1,032,349.

PLAN OF OPERATION AND FINANCING NEEDS

We intend to focus on our wells under operation in the states of West Virginia and Kentucky.  In West Virginia, our plan is to place each well capable of delivering commercially viable natural gas back into production after each well is inspected, flow lines are replaced or repaired, completion components are replaced including but not limited to check valves, regulators, well heads, Barton recorders, and the wells are swabbed to remove water from the well bores and producing formations.  At the Company’s election and with successful financing arrangements, we may elect to stimulate via acid or nitrogen frac certain wells or deepen wells to new producing formations after e-logs are completed.  The Company anticipates that the majority of the previously producing wells will be placed back into production during this period.

In Kentucky, our plan is to continue to address and place into production the wells acquired from  KYTX Oil & Gas, LLC in the November 2009 asset acquisition transaction.   We will continue to develop and place into production those wells located on the Detweiler and Thompson leases in Hart County, Kentucky. With the addition of our newly acquired work-over rig, we believe we can more economically address each well to allow us to operate our wells  and increase our oil production.

We have elected to cease any development of our leasehold base in Morgan, Kentucky. With natural gas prices remaining constant below $5.00/mcf, we believe it is in the Company's best interest to concentrate our funds on oil producing properties located in South Central Kentucky.

In addition, the Company operates nine gas deep wells which were drilled from 2004-2007, but not completed. The Company has completed three of these wells and has placed them into production. The remaining six wells will be addressed during the course of the second half of 2011.

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

We intend to acquire additional mineral rights leaseholds in Kentucky and West Virginia to further expand our block of acreage for development. Currently, the rate to acquire mineral rights leases in the states of Kentucky and West Virginia ranges from $5.00-$25.00 per acre.  In addition, the Lessor is given a 12.5% royalty from gross production.

We intend to maximize the value of properties through a combination of re-entry into previously producing wells, new drilling, increasing recoverable reserves and reducing operating costs.  We have at our disposal the use of the latest technology such as directional and horizontal drilling.  These methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling. To date, we have not attempted any horizontal drilling on new wells or on our re-entry projects.

We intend to maintain a highly competitive team of experienced and technically proficient employees and motivate them through a positive work environment and stock ownership.  We believe that employee ownership, which may be encouraged through a stock option plan, is essential for attracting, retaining and motivating qualified personnel.  While we have not yet adopted a stock option plan, we may elect to do so in the near future.

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

Recent Financings

For the three months ended March 31, 2011, the Company raised $15,000 in private financing from an accredited investor.  These funds were utilized for the daily operating activities of the company.  The investor purchased shares from the Company at a price of $.015 per share.

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

Recently Issued Accounting Pronouncements

See Notes to the Consolidated Financial Statements, Note A – Basis of Presentation and Summary of Significant Accounting Policies for a list of recently enacted accounting standards.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2011 Annual Meeting of Shareholders will be held on July 15, 2011 at 10:00 am ET at the Company's headquarters at 1717 Dr. Martin Luther King Jr St N, St. Petersburg, FL 33704. Shareholders will receive, via electronic or regular mail, a Proxy of the upcoming items to be submitted before shareholders for a vote approximately 30 days prior to the upcoming Shareholders meeting.

Previous items submitted before shareholders for vote:

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

ITEM 5. OTHER INFORMATION

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period. The Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction is scheduled to close on or before June 15, 2011. There are no guarantees that the transaction will close.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (filed with Form S-1 (File No. 333-154799) on October 29, 2008 and incorporated by reference).

3.2	Articles of Incorporation (amended and restated) (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference).

3.3	By-Laws (filed with Form S-1/A (File No. 333-154799) on December 9, 2008 and incorporated by reference).

3.4
Amended and Restated Articles of Incorporation filed with the Florida Department of State Division of Corporations on October 21, 2009 (Previously filed on the Current Report on Form   8-K with the SEC on October 28, 2009).

3.5
Amended Articles of Incorporation filed with the Florida Department of State Division of Corporations on March 19, 2010 (Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

3.6	Articles of Merger filed with the Florida Department of State Division of Corporations on May 27, 2010 (Previously filed on the Annual Report on Form 10-K with the SEC on April 8, 2011).

3.7*
Amended Articles of Incorporation filed with the Florida Department of State Division of Corporations on April 18, 2011 (Previously filed on the Current Report on Form 8-K with the SEC on April 19, 2011).

10.10	Employment Agreement between Wayne Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009).

10.11	Employment Agreement between Jim Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009).

10.12
Lender Acquisition Agreement dated as of September 4, 2009 among Adventure Energy. Inc., SLMI Holdings, LLC and SLMI Options, LLC (Previously filed with Current Report on Form 8-K filed with the SEC on September 11, 2009).

10.13
Securities Purchase Agreement between Tangiers Investors, LP and Adventure Energy, Inc. dated as of September 24, 2009 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.14
Pledge and Escrow Agreement among Atlas Capital Partners, LLC, Adventure Energy Inc. and Atlas Capital Partners, LP, as escrow agent, dated as of September 24, 2009 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.15	Debenture Securities Purchase Agreement between Atlas Capital Partners, LLC and Adventure Energy, Inc. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.16
Securities Purchase Agreement by and among, E 2 Investments, LLC and Harlis Trust dated as of November 10, 2009. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.17	Secured Convertible Debenture issued to Atlas Capital Partners, LLC (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.18	Security Agreement between Adventure Energy, Inc. and Atlas Capital Partners, LLC (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 16, 2009).

10.19
Consent Order issued to E 3 Petroleum Corp by the West Virginia Department of Environmental Protection Office of Oil & Gas dated as of May 5, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.20	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.21	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of June 18, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.22	Consulting Agreement between Del Mar Corporate Consulting, LLC and US Natural Gas Corp dated as of July 9, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.23	Employment Agreement between Chuck Kretchman and US Natural Gas Corp dated as of July 15, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.24	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.25	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of July 30, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.26
Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.27
Amendment to Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.28
Amendment to Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.29	Convertible Promissory Note between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.30
Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of August 6, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.31	Common Stock Purchase Warrant Agreement between ARRG Corp and US Natural Gas Corp dated as of August 6, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 16, 2010).

10.32
Convertible Promissory Note between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.33
Common Stock Purchase Warrant Agreement between Caesar Capital Group, LLC and US Natural Gas Corp dated as of September 7, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.34
Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.35
Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of October 8, 2010 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on November 15, 2010).

10.36
Amendment to Securities Purchase Agreement dated November 10, 2009 by and between E 2 Investments, LLC and Harlis Trust dated December 20, 2010 (Previously filed with Current Report on Form 8-K filed with the SEC on December 22, 2010).

10.37	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of January 19, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.38	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of January 19, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.39	Consulting Agreement between E 2 Investments, LLC and Fitt Highway Products, Inc. dated as of January 24, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.40	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of February 3, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.41	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of February 3, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.42
Articles of Termination and Articles of Dissolution filed for B.T.U. Pipeline, Inc with the Tennessee Secretary of State dated March 4, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.43	Term Sheet between Madison Brothers Investments, LLC and US Natural Gas Corp dated March 16, 2011(Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

10.44*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011.

10.45*	Security Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011.

10.46*	Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011.

10.47*	Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011.

21.1	List of Subsidiaries (Previously filed on the annual Report on Form 10-K with the SEC on April 8, 2011).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on May 23, 2011.

US Natural Gas Corp

Date: May 23, 2011	By:	/s/ Wayne Anderson
Wayne Anderson
President and Director
(Principal Executive Officer)

	By:	/s/ Jim Anderson
Vice President and Director

	By:	/s/ Chuck Kretchman
Chief Financial Officer
(Principal Financial Officer)