Form 10-Q
period 2011-06-30
US NATURAL GAS CORP
filed 2011-08-22
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of registrant’s common stock outstanding as of August 19, 2011 was 303,473,329

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Report of Independent Registered Certified Public Accounting Firm	F-2
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	F-3
	Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, and from Inception (March 28, 2008) through June 30, 2011 (unaudited)	F-4
	Consolidates Statement of Operations for the three months ended June 30, 2011 and 2010 (unaudited)	F-5
	Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through June 30, 2011 (unaudited)	F-6 - F-7
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and from Inception (March 28, 2008) though June 30, 2011 (unaudited)	F-8 - F-9
	Notes to the Consolidated Financial Statements	F-10 - F-30

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4:	CONTROLS AND PROCEDURES	12
PART II: OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A :	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5	OTHER INFORMATION	13
ITEM 6:	EXHIBITS	14
SIGNATURES		17

PART I - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	F-3

Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, and from Inception (March 28, 2008) through June 30, 2011 (unaudited)	F-4

Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (unaudited)	F-5

Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through June 30, 2011 (unaudited)	F-6 - F-7

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and from Inception (March 28, 2008) though June 30, 2011 (unaudited)	F-8 - F-9

Notes to the Consolidated Financial Statements	F-10 - F-30

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.)  (A Development Stage Enterprise) as of June 30, 2011, and the related consolidated statements of operations for the six months and three months ended June 30, 2011 and 2010, and the related consolidated statement of cash flows for the six months ended June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows from inception (March 28, 2008) through June 30, 2011.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of June 30, 2011, and for the six months and three months ended June 30, 2011 and 2010 and from inception (March 28, 2008) through June 30, 2011 in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the accompanying consolidated balance sheet as of December 31, 2010, and we expressed an unqualified opinion on it in our report dated April 7, 2011.  We have not performed any auditing procedures since that date.

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the six months and three months ended June 30, 2011 and 2010, and from inception  (March 22, 2008) through June 30, 2011.  In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and natural gas production and its current liabilities substantially exceed its current assets.

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

/s/ Louis Gutberlet, CPA

on behalf of LGG & Associates, PC
LGG & Associates, PC
Certified Public Accountants
 and Management Consultants

Monday, August 22, 2011
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,379	$1
Accounts receivable:
Joint interest billing	263,009	227,036
Other	65,750	17,432
Marketable equity securities	5,826	6,793
Prepaid expenses	16,628	33,008
Notes receivable, current	15,500	115,474
Notes receivable, stockholder	135,117	110,597

Total current assets	505,209	510,341

PROPERTY AND EQUIPMENT
Oil and gas properties and equipment, net	4,580,342	4,557,661

OTHER ASSETS
Notes receivable, net of current portion	556,910	557,726
Debenture escrow	-	99,190
Miscellaneous	205,711	150,910

TOTAL ASSETS	$5,848,172	$5,875,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,033,962	$1,030,505
Accounts payable, revenue distribution	632	7,924
Notes payable, current	1,020,122	1,224,870
Loans payable, other	-	5,986
Convertible debentures payable	207,500	280,000

Total current liabilities	2,262,216	2,549,285

LONG-TERM LIABILITIES
Notes payable, net of current portion	550,000	550,000

STOCKHOLDERS' EQUITY
Preferred stock:
Series A	1,000	1,000
Series B	300	300
Series C	788	-
Common Stock	221,686	148,947
Additional paid in capital	5,806,402	5,356,187
Deficit accumulated during the development stage	(2,994,220)	(2,729,891)

Total stockholders' equity	3,035,956	2,776,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,848,172	$5,875,828

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2011 and 2010 and from Inception (March 28, 2008) through June 30, 2011

			Inception
			through
	2011	2010	June 30, 2011
Revenue earned
Oil and gas production sales	$19,556	$10,535	$69,647
Net gain on sale of oil and gas properties and equipment	-	54,510	488,781
Well management Fees	20,859	-	51,226
Other	19,973	-	39,763

Total revenue earned	60,388	65,045	649,417

Cost of oil and gas operations	39,595	121,730	230,742

Gross profit (loss)	20,793	(56,685)	418,675

Operating Expenses
Selling, general and administrative	338,615	299,994	1,340,829
Stock issued for legal services	-	85,680	699,031
Stock issued for consulting and other services	41,632	94,000	1,626,883
Depreciation, depletion and amortization	122,106	44,306	$288,024

Total operating expenses	502,353	523,980	3,954,767

Loss from operations	(481,560)	(580,665)	(3,536,092)

Other Income (expenses)
Net gain from sale of marketable equity securities and investments	234,778	249,890	462,778
Forgiveness of debt	353	-	376,221
Interest income	9,766	15	24,171
Interest expense	(27,666)	(16,000)	(321,298)

Loss before provision for income taxes	(264,329)	(346,760)	(2,994,220)

Provision for income taxes	-	-	-

Net loss	$(264,329)	$(346,760)	$(2,994,220)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	199,143,208	33,811,395
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010

	2011	2010
Revenue earned
Oil and gas production sales	$5,979	$10,535
Net gain on sale of oil and gas properties and equipment	-	54,510
Well management Fees	-	-
Other	152	-

Total revenue earned	6,131	65,045

Cost of oil and gas operations	19,721	121,580

Gross profit (loss)	(13,590)	(56,535)

Operating Expenses
Selling, general and administrative	187,732	212,445
Stock issued for legal services	-	-
Stock issued for consulting and other services	7,000	46,000
Depreciation, depletion and amortization	63,514	22,253

Total operating expenses	258,246	280,698

Loss from operations	(271,836)	(337,233)

Other Income (expenses)
Net gain from sale of marketable equity securities and investments	185,839	80,663
Forgiveness of debt	353	-
Interest income	4,376	15
Interest expense	(15,606)	(16,000)

Loss before provision for income taxes	(96,874)	(272,555)

Provision for income taxes	-	-

Net loss	$(96,874)	$(272,555)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	223,040,307	43,635,421
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (March 28, 2008) through June 30, 2011

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-	$10,000

Issuance of common stock for consulting and other services at $.25 to $.35 per share			854,236	854	290,445		291,299

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250		437,500

Issuance of common stock and warrants for cash at $.25 to $.35 per share			135,715	136	43,364		43,500

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)	(749,550)

Balance at December 31, 2008, Restated-Note S	-	-	12,239,951	12,240	770,059	(749,550)	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300			299,700		301,000

Issuance of common stock for consulting and other services at $.07 thru $.66 per share			9,565,959	9,566	1,428,209		1,437,775

Issuance of common stock for legal services at $.11 and $.35 per share			380,000	380	125,471		125,851

	Preferred stock		Common Stock		Additional Paid in	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Development	Total

Net loss for the year ended December 31, 2009						(1,638,715)	(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,623,439	(2,388,265)	258,660

Issuance of common stock for consulting and other services at $.01 thru $.09 per share			5,450,000	5,450	150,100		155,550

Issuance of common stock for cash at $.01 thru $.25 per share			7,882,096	7,882	148,274		156,156

Issuance of common stock for debt reduction at $.01 thru $.10 per share			63,234,114	63,234	661,610		724,844

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			48,207,973	48,208	1,639,071		1,687,279

Issuance of common stock for legal services at $.05 thru $.10 per share			1,987,285	1,987	133,693		135,680

Net loss for the year ended December 31, 2010						(341,626)	(341,626)

Balances at December 31, 2010	1,300,000	1,300	148,947,378	148,947	5,356,187	(2,729,891)	2,776,543

Issuance of Series C shares in exchange for cancel of common stock	787,740	788	(31,509,597)	(31,509)	30,721		-

Cancel common stock held in escrow upon satisfaction of debenture			(1,209,628)	(1,210)	(97,980)		(99,190)

Issuance of common stock for consulting and other services at $.01 per share			4,371,788	4,372	38,190		42,562

Issuance of common stock for cash at $.008 thru $.015 per share			3,631,313	3,631	36,369		40,000

Issuance of common stock for debt reduction at$.004 thru $.01 per share			97,455,011	97,455	442,915		540,370

Net loss for the six months ending June 30, 2011						(264,329)	(264,329)

Balances at June 30, 2011	2,087,740	$2,088	221,686,265	$221,686	$5,806,402	$(2,994,220)	$3,035,956

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 and from Inception (March 28, 2008) through June 30, 2011

			Inception
			through
	2011	2010	June 30, 2011

OPERATING ACTIVITIES:
Net loss	$(264,329)	$(346,760)	$(2,994,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	122,106	44,306	288,024
Forgiveness of debt	(353)	-	(376,221)
Net gain from sale of marketable equity securities and investments	(234,778)	(249,890)	(462,778)
Net gain from sale of oil and gas properties and equipment	-	(54,510)	(488,781)
Issuance of common stock for services, leases, and reimbursements	42,562	179,680	2,197,260
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(35,973)	(133)	(76,634)
Accounts receivable, other	(3,318)	53,555	35,405
Materials and supplies	-	15,000	-
Prepaid expenses	16,380	4,558	22,159
Other assets	(2,227)	(83,015)	(85,001)
Accounts payable and accrued expenses	66,025	55,167	848,362
Accounts payable, revenue distribution	(7,292)	136	632
Net cash flows from operating activities	(301,197)	(381,906)	(1,091,793)

INVESTING ACTIVITIES:
Purchase of investments	-	(24,550)	(296,240)
Proceeds from sale of investments	-	33,830	60,230
Deposit towards investment in oil wells	(95,000)	-	(95,000)
Purchases of marketable equity securities	(23,411)	(2,035,332)	(2,352,264)
Proceeds from sale of marketable equity securities	259,155	2,306,901	2,955,484
Collections on notes receivable	100,791	97,955	202,546
Lending on notes receivable, stockholder	(24,520)	-	(135,117)
Purchase of oil and gas properties and equipment	(102,366)	(183,239)	(806,292)
Proceeds from sale of oil and gas properties and equipment	-	56,000	454,550
Net cash flows from investing activities	114,649	251,565	(12,103)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	40,000	58,500	267,156
Borrowings from notes payable	20,000	-	162,068
Payments on notes payable	(5,000)	(20,000)	(35,000)
Net borrowings from loans payable - stockholders	-	34,515	119,506
Net borrowings from loans payable - other	2,426	5,350	61,655
Borrowing from related entity, net	-	(24,012)	94,390
Borrowings from convertible debentures	132,500	50,000	437,500
Net cash flows from financing activities	189,926	104,353	1,107,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,378	(25,988)	3,379

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	26,488	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,379	$500	$3,379

The accompanying notes are an integral part of these consolidated financial statements.

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 and from Inception (March 28, 2008) through June 30, 2011

			Inception
			through
	2011	2010	June 30, 2011
Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-	$-
Interest paid	$-	$16,000	$-
Issuance of common stock for reduction of convertible debenture	$205,000	$-	$230,000
Issuance of common stock in A/R other	$45,000	$-	$45,000
Issuance of common stock for purchase of equipment	$-	$-	$5,585
Issuance of common stock for acquisition of SLMI Options, LLC	$-	$-	$99,600
Issuance of preferred stock for acquisition of SLMI Options, LLC	$-	$-	$1,300
Issuance of common stock for funding of debenture escrow	$-	$-	$99,190
Issuance of common stock for funding of prepaid expenses	$-	$-	$39,000
Issuance of common stock for funding of other assets	$-	$-	$169,683
Issuance of common stock for reduction of accounts payable and accrued expenses	$62,210	$50,000	$152,310
Issuance of common stock for reduction of loans payable, shareholder	$-	$-	$88,370
Issuance of common stock for reduction of loans payable, other	$-	$8,000	$31,300
Issuance of common stock for reduction of notes payable	$228,159	$63,000	$718,233
Issuance of common stock for acquisition of Wilon Resources, Inc.	$-	$1,722,279	$1,687,279
Financing the sale of oil and gas properties with a note receivable	$-	$-	$300,000
Note receivable for Series B convertible preferred stock	$-	$-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

Principles of Consolidation

The consolidated financial statements include the accounts of US Natural Gas Corp, and all of its wholly owned subsidiaries, US Natural Gas Corp WV, US Natural Gas Corp KY, SLMI Options, LLC, E2 Investments, LLC, E3 Petroleum Corp and B.T.U. Pipeline, Inc.. All intercompany accounts and transactions have been eliminated in consolidation.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 2011, and the results of its operations for the six months and three months ended June 30, 2011 and 2010 and from inception (March 18, 2008) through June 30, 2011, and cash flows for the six months ended June 30, 2011 and 2010 and from inception (March 18, 2008) through June 30, 2011. These results have been determined on the basis of accounting principles generally accepted in the United States of America and have been applied consistently as those used in the preparation of the Company's 2010 Annual Report on Form 10-K.

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

At June 30, 2011, diluted weighted average common shares outstanding exclude 63,113,415 shares issuable on exercise of the 63,113,415 warrants outstanding at June 30, 2011.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

NOTE C—RELATED PARTY TRANSACTIONS

Notes receivable, shareholder totals $135,117 and $110,597 at June 30, 2011 and December 31, 2010, respectively.  Interest receivable on the note is $2,832 at December 31, 2010.  The notes are due on demand with a 4% interest rate.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $276,965 and $260,000 as of June 30, 2011 and December 31, 2010, respectively.

NOTE D - GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues there from.  The Company has incurred losses of $2,994,220 for the period March 28, 2008 (inception) through June 30, 2011 and has negative working capital balance aggregating $1,757,007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE D - GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE E - MARKETABLE EQUITY SECURITIES

At June 30, 2011 and December 31, 2010, marketable equity securities consisted of equity securities held with a cost and fair market value of $5,826 and $6,793, respectively.  From inception (March 28, 2008) to June 30, 2011, the net gain from the sale of marketable equity securities was $578,778.

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	6/30/2011	12/31/2010
Land and mineral rights	$186,972	$180,602
Computer Software	33,000	13,000
Field Equipment	22,660	22,660
Transportation Equipment	145,290	111,290
Oil and Gas Properties	4,331,654	4,289,658
Accumulated depreciation and depletion	(139,234)	(59,549)

Net property and equipment	$4,580,342	$4,557,661

The Company uses the straight-line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years. The Company uses the straight-line method of depletion for oil and gas properties with an estimated useful life ranging from seven to twenty-five years. Included in the June 30, 2011 balances are the estimated fair market values of property and equipment acquired from Wilon Resources during 2010.  These estimates could change significantly pending a valuation by third parties. (See Note B - Acquisition of Wilon Resources, Inc.)

NOTE G - NOTES RECEIVABLE

Notes receivable consist of the following at:

	6/30/2011	12/31/2010
Note receivable, interest at 1%, ,
balance to be deducted from gas revenue distributions	$200,000	$300,000
Note receivable, interest at 3%, due September 2014, collateralized
by Series B preferred stock	300,000	300,000
Non-interest bearing note due on demand	$13,500	$13,500
Note receivable, interest at 9%, $605 due monthly through December 2025	58,910	59,700
Less current portion	(15,500)	(115,474)

Notes receivable long-term	$556,910	$557,726

Current maturities of notes receivable at June 30, 2011 are $15,500 in 2011, $2,160 in 2012, $2,360 in 2013, $302,580 in 2014, $2,825 in 2015, and $246,984 thereafter.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE H - MISCELLANEOUS

Miscellaneous assets consist of the following at:

	6/30/2011	12/31/2010
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(148,473)	(106,052)
Deposits	102,993	-
Operating bonds	81,508	87,279

Total Other Assets	$205,711	150,910

Loan commitment fee is amortized over the life of the agreement using a straight line method.

NOTE I - NOTES PAYABLE

Notes payable consist of the following at:

	6/30/2011	12/31/2010
Note payable, interest at 1% per annum, due in 2011	$100,000	$100,000
Note payable, interest at 3% per annum, due in annual installments of $250,000
through September 2013	980,000	980,000
Notes payable, non-interest bearing, due in January 2011	10,000	10,000
Notes payable, interest at 100% through maturity date, interest at maximum rate
allowable by law thereafter, due July 2010	370,000	400,000
Note payable, interest at 3%, due on demand	59,767	262,926
Note payable, interest at 4%, due on demand	24,355	21,944
Note payable, interest at 4%, effective May 2011 payable in monthly installments
based upon 1.5% of gas revenues received	26,000	-

Less current portion	(1,020,122)	(1,224,870)
Notes payable long term	$550,000	$550,000

Current maturities of long-term debt at June 30, 2011 are $1,020,122 in 2011, $300,000 in 2012, $250,000 in 2013.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE J - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2011 and December 31, 2010.

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The provision (benefit) for income taxes consists of the following at:

	6/30/2011	12/31/2010
Federal income taxes:
Current	$(67,804)	$(511,745)
Deferred	67,804	511,745
	-	-
State income taxes:
Current	$(27,122)	$(204,698)
Deferred	27,122	204,698
	-	-
Total	$-	$-

Significant components of the Company's deferred tax assets and liabilities calculated at an estimated effective tax rate of 21% are as follows:

	6/30/2011	12/31/2010
Noncurrent deferred tax assets (liabilities):

Accrued wages deducted for financial purposes not deducted for tax purposes	$54,600	$54,600

Capital losses deducted for financial purposes carried over to future years for
tax purposes (expiring in years through 2014)	-	39,416

Well costs deducted for financial purposes capitalized for tax purposes	2,520	2,520

Excess depletion on oil and gas properties taken for tax purposes over
financial purposes	(4,342)	(4,342)

Excess loss on sale of investments taken for tax purposes over financial purposes	(86,960)	(86,960)

NOL from the acquisition of Wilon Resources (subject to potential I.R.C.
Section 382 limitations)	588,000	588,000

NOL remaining not attributable to timing differences (expiring in years through 2020)	371,549	237,208

Deferred noncurrent tax asset, net	925,367	830,442
Valuation allowance	(925,367)	(830,442)
	$-	$-

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

In March 2011, the Company issued 3,753,807 shares of common stock at $.004 per share to Tangiers Investors, LP for a final reduction of a convertible debenture and accrued interest.

In April 2011, the Company canceled 1,209,628 shares of common stock which were held in escrow upon repayment of a convertible debenture dated May 24, 2009.

In April 2011, the Company issued 10,500,000 shares of common stock at $.006 per share to Prolific Group LLC  as payment towards a note.

In April 2011, the Company issued 2,000,000 shares of common stock at $.01 per share to David Miller for cash.

In April 2011, the Company issued 631,313 shares of common stock at $.008 per share to Tangiers Investors LP for equity funding.

In April 2011, the Company issued 4,166,666 shares of common stock at $.006 per share to Redwood Management LLC  as payment towards a note.

In April 2011, the Company issued 2,000,000 shares of common stock at $.005 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In April 2011, the Company issued 5,294,118 shares of common stock at $.0085 per share to White Oak Land and Minerals Development, LLC as a payment towards a note.  This transaction was canceled and the shares are to be returned.

In April 2011, the Company issued 2,564,103 shares of common stock at $.0039 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In May 2011, the Company issued 2,500,000 shares of common stock at $.006 per share to David Miller as payment towards a note.

In May 2011, the Company issued 2,857,143 shares of common stock at $.0035 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In May 2011, the Company issued 1,000,000 shares of common stock at $.007 per share to John Delladonna for tax services.

In May 2011, the Company issued 3,515,152 shares of common stock at $.0033 per share to Asher Enterprises, Inc. for a final reduction of a convertible debenture and accrued interest.

In May 2011, the Company issued 5,0000,000 shares of common stock at $.005 per share to David Miller as payment towards a note.

In June 2011, the Company issued 5,000,000 shares of common stock at $.005 per share to David Matheny as payment towards a note.

In June 2011, the Company issued 5,000,000 shares of common stock at $.004 per share to Wayne Anderson as payment towards accrued wages.

In June 2011, the Company issued 4,832,594 shares of common stock at $.004 per share to Jim Anderson as payment towards accrued wages.

In June 2011, the Company issued 4,324,183 shares of common stock at $.0025 per share to Tangiers Investors LP as payment towards accounts payable.

In June 2011, the Company canceled 12,880,344 shares of common stock held by Wayne Anderson in exchange for 322,008.6 shares of Series C Preferred stock.

In June 2011, the Company canceled 18,629,253 shares of common stock held by Jim Anderson in exchange for 465,731.33 shares of Series C Preferred stock.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE K - COMMON STOCK ISSUANCES/WARRANTS (continued)

Warrants outstanding at June 30, 2011 and December 31, 2010 are 63,113,415 and 61,113,415, respectively.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at June 30, 2011 have vesting dates through May 2012 and expiration dates through May 2017.

Warrants issued for the six months ending June 30, 2011 are 2,000,000. There were no warrants exercised or canceled for the six months ending June 30, 2011.

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

NOTE L – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $5,985 at December 31, 2010.

NOTE M – CONVERTIBLE DEBENTURE PAYABLE

Convertible debentures payable consist of the following at:

	6/30/2011	12/31/2010
Caesar Capital	$75,000	$100,000
ARRG	-	25,000
Asher	80,000	130,000
Tangiers	52,500	25,000

Total convertible debenture payable	$207,500	$280,000

On May 3, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifty Two Thousand Five Hundred Dollars ($52,500) and a Security Agreement. The Promissory Note was fully funded on May 3, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at June 30, 2011 is $52,500

On February 3, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on February 11, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at June 30, 2011 is $40,000.

On January 19, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on January 21, 2011 The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at June 30, 2011 is $40,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

NOTE M – CONVERTIBLE DEBENTURE PAYABLE (continued)

On November 16, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Twenty Five Thousand Dollars ($25,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on November 19, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at June 30, 2011 and December 31, 2010 is $25,000.

On October 8, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on October 14, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price.  The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent.  The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.  In May 2011, the convertible debenture was paid in full through the issuance of common stock of the Company. The balance owed at December 31, 2010 was $40,000.

On September 7, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on September 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at June 30, 2011 and December 31, 2010 is $50,000.

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

Rent expense on all operating leases for the period of March 28, 2008 (inception) to June 30, 2011 was $58,875.  Future minimum rental obligations at June 30, 2011 are $20,783 in 2011, $11,406 in 2012, and $1,926 in 2013.

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

On April 1, 2009, the Company executed employment agreements for the offices of President, Vice-President, Treasurer, and Secretary of the Company upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2009, and terminating on March 31, 2012, unless earlier terminated as provided in the Agreement. The Agreement included options to the President to purchase 500,000 shares of common stock at an average price of $.75 per share and 250,000 shares to the Vice-President.  In addition, the Vice-President can be issued annual grants of 125,000 options on May 1 of each year of employment throughout the duration of the term at an average price of $.75.

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
From Inception (March 28, 2008) through June 30, 2011 (Unaudited)

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

$500,000 in financing given May 6, 2005 for construction of a natural gas gathering system in Kentucky (the “Gathering System Loan”), $300,000 mortgage on the Wilon business offices given October 13, 2005 (the “Office Loan”), $175,000 in financing given on October 24, 2006 to finance 176 acres of land in West Virginia and to finance the placement of a natural gas treatment station (the “WV Loan”); these loans include that certain Amendment to Loan Agreements dated August 2, 2006, that certain Receipt for Shares Pledged as Collateral dated December 8, 2007 and that certain Second Amendment to Loan Agreements dated January 27, 2009 (with 7.8 million Wilon shares attached and pledged as additional collateral). Further, the Borrowers and SLMI have agreed to special terms for assignment of loan rights by SLMI and subsequent holders of the loans pursuant to that Acknowledgment by Borrowers delivered Jan. 5, 2009.  At December 31, 2010 the notes receivable balance was eliminated through consolidation.

$1,000,000 in financing was made payable by secured promissory note.  By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note.  By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more.  By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more.  All unpaid principal and interest shall be due no later than December 31, 2013.  To the extent, US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012.  From January 2010 to December 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full.  Additional Security and Collateral for the Secured Note and the covenants hereunder:  At June 30, 2011 and December 31, 2010 the notes payable balances were $980,000 (See Note I).

NOTE P- STOCKHOLDERS' EQUITY

On April 14, 2011, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as "Series C Preferred Stock".  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series C Preferred Stock shall be as hereinafter described. The holders of Series C Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series C Preferred shares are outstanding.  The holders of Series C Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series C Preferred Stock held on a forty votes per one share basis.  Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series C Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of forty shares of common stock for each share of series C Preferred Stock. The Board of directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series C Preferred Stock (the "Series C Preferred Stock") with a stated value of $0.001 per share. The number of authorized shares constituting the Series C Preferred Stock was One Million (1,000,000) shares. At June 30, 2011, there are 787,740 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described. The holders of Series A Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series A Preferred shares are outstanding. The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At June 30, 2011 and December 31, 2010, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described.  The holders of Series B Preferred Stock shall not be entitled to receive dividends. The holders of Series B Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series B Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of ten shares of common stock for each share of series B Preferred Stock. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At June 30, 2011 and December 31, 2010, there are 300,000 shares issued and outstanding.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through June 30, 2011

NOTE P- STOCKHOLDERS' EQUITY (continued)

The number of common shares authorized with a stated value of $0.001 per share at June 30, 2011 and December 31, 2010 is 300,000,000 and 200,000,000, respectively.  At June 30, 2011 and December 31, 2010, there are 221,686,265 and 148,947,378 shares of common stock issued and outstanding, respectively.

NOTE Q – SUBSEQUENT EVENTS

On August 5, 2011, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Asher Enterprises, (“Asher”) in the amount of Thirty Thousand Dollars ($30,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on August 12, 2011. The Promissory Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the Variable Conversion Price, which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the 10 (ten) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year.

On August 4, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifteen Thousand Dollars ($15,000). The Promissory Note was fully funded on August 4, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year.

On August 2, 2011, the Board of Directors authorized and shareholders holding a majority of our outstanding voting capital stock (the “Majority Shareholders”) of US Natural Gas Corp (the “Company”) have approved the attached amendment to the Articles of Incorporation (the “Amendment”) with the Secretary of State of Florida. Pursuant to the Amendment, the Company increased its authorized capital to authorize the issuance of 500,000,000 shares of common stock, par value $0.001.

On July 29, 2011, the Company received a request for a 30-day extension to close the Asset Purchase Agreement between the Company and Buyer of certain of its West Virginia assets. As of the date of this filing, the Company has not agreed to the second extension nor agreed to close upon the original terms. There are no guarantees that the transaction will close. See further disclosures under Recent Developments.

On July 25, 2011, the Company closed its Asset Purchase Agreement with Madison Brothers Investments, LLC. At closing, the Company had advanced the Seller the sum of Ninety Five Thousand Dollars ($95,000.00) in addition to a Promissory Note in the amount of One Hundred Five Thousand Dollars ($105,000.00). See further disclosures under Recent Developments.

On July 11, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Ten Thousand Dollars ($10,000). The Promissory Note was fully funded on July 11, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year.

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

Our operations are currently divided amongst two wholly owned subsidiaries, US Natural Gas Corp KY (“KY”) and US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.). We maintain leaseholds on mineral rights covering approximately 5,100 acres in addition to rights of way in Kentucky and 12,000 acres in West Virginia.  We also own, through a wholly owned subsidiary, approximately 320 acres of mineral rights in Wayne County, West Virginia.  In addition, we own 199 acres of surface in Wayne County, West Virginia which houses our operational facilities. Our first revenue from production was generated in July 2009.

			Acres		Total Wells	Producing	Not in Production
West Virginia - Wayne County (c)			12,320	(a,b)	122	61	61
a	)	12,000 acres of mineral rights under lease
b	)	320 acres of mineral rights owned by subsidiary, E 2 Investments, LLC
c	)	Most wells located in West Virginia were originally operated by B.T.U. Pipeline, Inc. ("BTU"), a wholly owned subsidiary acquired in the Wilon Resources, Inc. acquisition.
d	)
On May 5, 2010, the Company entered into an agreed order with the West Virginia Department of Environmental Protection to settle all prior violations with a set fine and the transfer of all wells from BTU to
E 3 Petroleum Corp ("E 3"), a wholly owned subsidiary of the Company.

Kentucky - multiple counties (e)			5,100		31	17	14
e	)	Counties: Hart, Adair, Russell, Allen Monroe, Green

US Natural Gas Corp WV’s ("WV") operations are based in Wayne County, West Virginia and are primarily concentrated on the production of commercially viable natural gas. The wells operated and owned by WV are held under the bond of E 3 Petroleum ("E 3"). Through E 3, WV operates 122 natural gas wells that were previously shut-in from June 2005 to April 2010 due to a delivery constraint. WV has entered into an agreement with a third party to allow for the purchase of its natural gas production on a firm capacity basis which management believes will remedy the prior transmission constraint. A list of all wells operated by E 3 in Wayne County, WV can be found below.

During the second calendar quarter of 2011, our operations in West Virginia were negatively affected by compressor issues. Prior to the beginning of the quarter, the Company purchased a Knox Western compressor to replace a previously leased compressor. The newly acquired compressor failed to maintain the required pressure for delivery to Columbia Gas Transmission. The Company elected to disconnect this compressor and enter into a new lease agreement for a natural gas powered compressor. The Company anticipates the newly leased compressor will be installed and performing prior to the end of August.

WAYNE COUNTY, WEST VIRGINIA WELLS
WELL NAME	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
MINNIE LYCAN #2	1987	PL	NG
E. LALONDE #1-711	1905	PR	O/NG
H. LYCAN #1	2153	PR	NG
H. LYCAN #2	2163	SI	NG
CHARLES DAVIS #1	1947	SI	NG
LAFAYETTE FERGUSON #2	1876	SI	NG
B.T. LESTER #1	1912	SI	NG
T. FRASHER #2-702	1986	PR	O/NG
O.P. BELCHER #1	1755	PR	NG
J.D. PEMBERTON #1	1890	PR	NG
GENTRY & DOROTHY BELCHER #1	1816	SI	NG
B.R. PRICHARD #1	1978	SI	NG
MYRTLE CRUM #1	1903	PR	NG
R&E WELLMAN #642	1953	SI	NG
PARSLEY #1-706	1994	PR	NG
M. HOOSIER #2	2030	PR	NG
CABELL MASSIE #1	2061	SI	NG
SHANNON HEIRS-M. CRUM #1	1983	PR	NG
CARDWELL #1	2170	SI	NG
WELLMAN #645	1986	SI	NG
M. HOOSER #1	2125	PR	NG
SPENCER #1-703	1955	PR	NG
SKEENS #1	1852	PR	NG
TONEY PEARL #1	2063	SI	NG
SPENCER #2-704	2074	SI	NG
OKEY BARTRAM #3	2172	SI	NG
MYRTLE VICARS #1	2220	PR	NG
J. LAKIN #2	2823	PR	NG
BASIL NAPIER #B-4	2950	SI	NG
KIZZIE VINSON #1	2092	PR	NG
PARSLEY #2-707	1910	PR	NG
R. SHANNON #5	2086	PR	NG
ARNOLD CYRUS (UNITED FUEL) #6	2066	SI	NG
T.L. BLACK #7	2180	PR	NG
T.L. BLACK #8	2172	SI	NG
FERGUSON - TL BLACK #9	2097	PR	NG
T.L. BLACK-LESTER #10	2224	SI	NG
PELFREY FARM #11	1997	SI	NG
NELLIE & OTHERS RAYBURN #1	1867	PR	NG
KIZZIE VINSON #2	2115	SI	NG
J. FRAZIER, FERGUSON #1	2125	SI	NG
T.L. BLACK #12	2140	PR	NG
JOSEPHINE BELCHER #1-705	1959	SI	NG
GLENN RIGGS #653	2102	PR	NG
T.L. BLACK-LYCAN #13	2128	PR	NG
W. MICHAEL #1	1993	SI	NG
ALBERT ROSS #1	2127	PR	NG
S. D. McGEE #654	3610	SI	NG
L. FERGUSON #2	2120	SI	NG
MYRTLE CRUM #3	1978	PR	NG
E. PYLES #699	1955	PR	NG
ALBERT ROSS #2	1940	SI	NG
R. SHANNON #14	2083	PR	NG
MYRTLE VICARS #2	2138	PR	NG
MATOVICH #656	1913	PR	O/NG
C. C. HATTEN, ETAL #658	1858	PR	NG
PETERS #15	2025	PR	NG
TUCKER HEIRS (UNITED FUEL 1) #17	2176	PR	NG
L. L. LYCAN- ESTATE #1	2102	SI	NG
SUSIE JOHNSON #1	2981	PR	NG
U. G. BARTRAM #19	2193	SI	NG
F. PRICE #1-S-18	2118	PR	NG

T.L. BLACK 14 - #1	1778	SI	NG
HOWARD BELLOMY #660	1733	SI	NG
C. ROBERTS #1	850	PR	NG
BLANKENSHIP #2	1989	SI	NG
WALTER BOYS #1	1850	PR	NG
T.L. BLACK #21	2252	SI	NG
T.L. BLACK #20	1896	PR	NG
MAXIE McGEE #662	3944	SI	NG
LYCAN/MILLS #1	1929	SI	NG
ERIE SMITH #22	2020	PR	NG
GRACIE FERGUSON #23	2045	SI	NG
T. PETERS #F-1-S-24	2147	PR	NG
RAY STALEY #666	1839	PR	NG
S. FERGUSON #1	1910	SI	NG
MATOVICH #667	2068	SI	NG
DEWEY WATTS #1	2069	SI	NG
DAVIS #1	2030	PR	NG
R. SHANNON #25	2030	SI	NG
P.D. BECKLEY #1	1075	SI	NG
FLOYD ROBERTS #P-26	2648	PR	NG
JOHN BOYES #1	2041	PR	NG
L. B. SMITH #1	1094	SI	NG
A. W. JORDAN, JR. 31	1920	PR	NG
T. J. HATTEN ETAL #677	2113	PR	NG
MYRTIE CRUM #27	1936	SI	NG
ROBERT DAVIS #1	2045	SI	NG
ERIE LAKIN #1	3491	PL	NG
L. BILLUPS #1	2152	SI	NG
BILLUPS #685	1759	PR	NG
FREELAND THOMPSON #F-1		SI	NG
L. BILLUPS #686	1774	PR	NG
L. BILLUPS #687	2868	SI	NG
L. BILLUPS #689	1898	PR	NG
L. BILLUPS #690	1787	PR	NG
ARTHUR B. FULLER #691	3608	SI	NG
ERIE LAKIN #2	1787	PR	NG
BUTLER DAVIS #1 (719)	3103	PR	O/NG
I. BOWLING #1	2084	SI	NG
HURRICANE 1	2735	SI	NG
HURRICANE 2		SI	NG
HURRICANE 3		SI	NG
I. BOWLING 2	3010	PR	NG
I. BOWLING 3R	3060	PR	NG
I. BOWLING 4	2995	PR	NG
I. BOWLING 5	3030	PR	NG
I. BOWLING 6	3104	PR	NG
HURRICANE 4		SI	NG
HURRICANE 5		SI	NG
HURRICANE 6		SI	NG
HURRICANE 7		SI	NG
BUTLER DAVIS 2	3028	PR	NG
S. FERGUSON 2	2970	PR	NG
BUTLER DAVIS 3	3050	PR	NG
BUTLER DAVIS 5	2800	PR	NG
BUTLER DAVIS 4R	2899	SI	NG
BOWLING 7	5200	SI	NG
BUTLER DAVIS 9S	5080	PR	NG
SUSIE JOHNSON 2	4800	SI	NG
CHIARENZELLI 1	4800	SI	NG
M CRUM 4	4200	SI	NG

(a) - Total Depth as per completion report
(b) - Status
i) PR - In Production
ii) PL - Plugged
iii) SI - Shut-In
(c) - Product
i) O - Oil production
ii) NG - Natural Gas production
iii) O/NG - Both Oil & Natural Gas production

US Natural Gas Corp KY ("KY"), a wholly owned subsidiary, concentrates on oil producing activities mainly in the counties of Green, Hart, Adair, Russell, and Monroe in Kentucky.  E 3 acts as the bonding and operating entity for all wells in Kentucky in which KY maintains a working interest.  On average, KY maintains a 95% working interest and 83% net revenue interest in each well.  To date, E 3 has 31 wells under bond of which 17 are currently producing commercially viable crude with minimal revenue.  KY continues to re-enter, treat, complete, and operate the wells acquired in the November 2009 asset acquisition with KYTX Oil & Gas, LLC.  It is KY's intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for re-entering and placing into production.

In July, the Company announced the initiation of a new natural gas development project in Whitley County, Kentucky. To date, the Company has acquired two wells capable of producing natural gas and is in discussions to acquire five to seven additional wells. The Company has reached an agreement with Magnum Hunter Production for the transmission of the Company's produced natural gas to its sales point.

WHITLEY COUNTY, KENTUCKY WELLS
WELL NAME	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
HOBERT WHITE #1	1303	SI	O
MILTON HARMON #1	1758	PR	O

SOUTH CENTRAL KENTUCKY OIL WELLS
WELL NAME	COUNTY	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
EUGENE ANTLE #1	RUSSELL	1030	PR	O
EUGENE ANTLE #1A	RUSSELL	242	SI	O
EUGENE ANTLE #3	RUSSELL	1220	SI	O
JAMES BRUMMETT #1	ADAIR	1562	PR	O
JAMES BRUMMETT #2	ADAIR	1439	PR	O
ALLEN & LAURA BYLER #2	HART	782	PL	O
ROBERT CALDWELL #1	ADAIR	1481	PR	O
JASON CAMFIELD #1	ADAIR	750	SI	O
PAT FAULKNER #1	GREEN	1836	SI	O
PAT FAULKNER #2	GREEN	1801	SI	O
ERNEST HAMMOND #1	RUSSELL	1740	PR	O
LARRY HARDIN #1	MONROE	404	PR	O
J.C. LASLEY #1	ADAIR	1620	PR	O
J.C. LASLEY #1A	ADAIR	1565	PR	O
J.C. LASLEY #2	ADAIR	1574	PR	O
J.C. LASLEY #3	ADAIR	1566	PR	O
J.C. LASLEY #4	ADAIR	1521	PR	O
J.C. LASLEY #5	ADAIR	1657	PR	O
SALLIE MACKIE #3	CUMBERLAND	442	SI	O
FLORENCE & ELSIE REYNOLDS #1	ALLEN	464	PR	O
FLORENCE & ELSIE REYNOLDS #2	ALLEN	tbd	PR	O
COLBY SMITH #1	ADAIR	1680	SI	O
D&M FARMS #1	HART	2250	SI	O
GERALDINE TURNER #1	GREEN	1905	PL	O
DETWEILER #1	HART	1025	PR	O
DETWEILER #2	HART	1000	PR	O

DETWEILER #3	HART	900	SI	O
DETWEILER #4	HART	950	SI	O
DETWEILER #5	HART	950	SI	O
DETWEILER #6	HART	900	SI	O
RALPH THOMPSON #1	HART	1225	PR	O
RALPH THOMPSON #2	HART	1100	SI	O
RALPH THOMPSON #3	HART	1200	SI	O
RALPH THOMPSON #4	HART	1100	SI	O
RALPH THOMPSON #5	HART	1000	SI	O
RALPH THOMPSON #6	HART	1000	SI	O
RANDY HATCHER #1	ADAIR	1574	SI	O

(a) - Total Depth as per completion report
(b) - Status
i) PR - In Production
ii) PL - Plugged
iii) SI - Shut-In
(c) - Product
i) O - Oil production
ii) NG - Natural Gas production
iii) O/NG - Both Oil & Natural Gas production

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

Recent Developments

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period and the Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction was scheduled to close on or before June 15, 2011. On June 15, 2011, the Buyer requested an extension for closing to on or before July 29, 2011 so that sufficient due diligence could be completed. On July 29, 2011, the Buyer requested an additional thirty days to close the transaction. As of the date of this filing, the Company has not agreed to the second extension nor agreed to close upon the original terms. There are no guarantees that the transaction will close.

On April 14, 2011, the Board of Directors authorized and shareholders holding a majority of our outstanding voting capital stock (the “Majority Shareholders”) of US Natural Gas Corp (the “Company”) have approved the attached amendment to the Articles of Incorporation (the “Amendment”) with the Secretary of State of Florida. Pursuant to the Amendment, the Company increased its authorized capital to authorize the issuance of 300,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001, of which 3,000,000 shares remained designated as Series A Preferred Stock, 300,000 remained designated as Series B Preferred Stock, and 1,000,000 shares were newly designated as Series C Preferred Stock.

On March 16, 2011, US Natural Gas Corp KY, a wholly owned subsidiary of the Company, executed a term sheet for the acquisition of certain assets of Madison Brothers Investments, LLC located in Edmonson County, Kentucky. Under the terms, the Company is to receive, via deed, assignment, and transfer, approximately 182 acres of mineral rights, twenty five equipped oil wells, two water injection wells, and five oil and gas leases. The purchase price for the transaction is Two Hundred Thousand Dollars ($200,000.00) of which the Company has paid Ninety Five Thousand Dollars ($95,000.00) to the Seller. The Company issued a Promissory Note in the amount of One Hundred Five Thousand Dollars ($105,000.00) to the Seller Upon Closing. The transaction was originally scheduled to close on or before April 30, 2011, but was delayed until July 25, 2011 so that the Company could complete its final due diligence.

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

On March 19, 2010, the Company's shareholders approved with 16,611,138 votes "for" and zero votes "against" to a share exchange between the Company and Wilon Resources, Inc. (Wilon, now US Natural Gas Corp WV), a Tennessee corporation wherein the Company acquired all of the outstanding shares of Wilon and hold Wilon as a wholly owned subsidiary.  For each share of common stock of Wilon exchanged, the Company issued one share of the Company's common stock plus one warrant to purchase one additional share of common stock of the Company at an exercise price of  $.25 (25 cents) per share to be exercisable for a period of 5 years from the date of issue.  The shareholders for Wilon approved the share exchange with 27,843,109 votes "for" and zero votes "against".

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2011 AND 2010

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues  for the six months ended June 30, 2011 and 2010 were $6,131 and $65,045, respectively.  The decrease in revenues is a result of disassembling our compressor station and installing a new compressor. The compressor station was shut down from mid March 2011 through June 30, 2011. The Company had revenues of $649,417 for the period March 28, 2008 (inception) through June 30, 2011.  Over the next twelve months the Company anticipates an increase in revenues as it reworks, reopens and drills new wells through its wholly owned subsidiaries US Natural Gas Corp WV and US Natural Gas Corp KY.

Operating Expenses for the six months ended June 30, 2011 and 2010 were $258,246 and $280,698, respectively. Operating expenses for the period from March 28, 2008 (inception) through June 30, 2011 were $3,954,767.  The Company anticipates that its operating expenses will increase over the next twelve months as it brings additional wells into production.

Net Loss for the six months ended June 30, 2011 and 2010 was $96,874 and $272,555, respectively.  Net loss for the period from March 28, 2008 (inception)through June 30, 2011 was $2,994,220.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 and December 31, 2010 cash and cash equivalents were $3,379 and $ 1, respectively.

For the six months ended June 30, 2011 and 2010 net cash used by operating activities was $301,197 and $381,906, respectively.  For the period from March 28, 2008 (inception) through June 30, 2011 net cash used by operating activities was $1,091,793.

For the six months ended June 30, 2011 and 2010 net cash provided by investing activities was $114,649 and $251,565, respectively.  For the period March 28, 2008 (inception) through June 30, 2011 net cash used from investing activities was $12,103.

For the six months ended June 30, 2011 and 2010 net cash provided by financing activities was $189,926 and $104,353, respectively.  For the period from March 28, 2008 (inception) through June 30, 2011 net cash provided by financing activities was $1,107,275

PLAN OF OPERATION AND FINANCING NEEDS

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

With the addition of our new natural gas development project in Whitley County, Kentucky, the Company will selectively seek  to acquire additional leaseholds and previously producing wells. In the future, the Company may elect to drill on the acquired leaseholds for further development.

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

Recent Financings

For the six months ended June 30, 2011, the Company raised $40,000 in private financing from accredited investors.  These funds were utilized for the daily operating activities of the company.  The investors purchased shares from the Company at a price of $.015 to $.01 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2011 Annual Meeting of Shareholders originally scheduled for July 15, 2011 has been postponed to a date yet to be determined. The postponement was previously announced in a press release dated July 12, 2011 and in a filing with the Securities and Exchange Commission dated July 13, 2011. The meeting will be held at the Company's headquarters at 1717 Dr. Martin Luther King Jr St N, St. Petersburg, FL 33704. Shareholders will receive, via electronic or regular mail, a Proxy of the upcoming items to be submitted before shareholders for a vote approximately 30 days prior to the upcoming Shareholders meeting.

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

ITEM 5. OTHER INFORMATION

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period and the Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction is scheduled to close on or before June 15, 2011. On June 15, 2011, the Buyer requested an extension for closing to on or before July 29, 2011 so that sufficient due diligence could be completed. On July 29, 2011, the Buyer requested an additional thirty days to close the transaction. As of the date of this filing, the Company has not agreed to the second extension nor agreed to close upon the original terms. There are no guarantees that the transaction will close.

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

3.7
Amended Articles of Incorporation filed with the Florida Department of State Division of Corporations on April 18, 2011 (Previously filed on the Quarterly Report on Form 10-Q with the SEC on May 23, 2011).

3.8*	Amended Articles of Incorporation filed with the Florida Department of State Division of Corporations on August 3, 2011

10.10	Employment Agreement between Wayne Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009).

10.11	Employment Agreement between Jim Anderson and Adventure Energy, Inc. dated as of April 1, 2009 (Previously filed with Current Report on Form 8-K filed with the SEC on July 7, 2009).

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

10.43	Term Sheet between Madison Brothers Investments, LLC and US Natural Gas Corp dated March 16, 2011(Previously filed on the Annual Report on Form 10-K with the SEC on April 8, 2011).

10.44	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on May 23, 2011).

10.45	Security Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on May 23, 2011).

10.46
Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on May 23, 2011).

10.47
Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of May 3, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on May 23, 2011).

10.48*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of July 11, 2011.

10.49*	Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of July 20, 2011.

10.50*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of August 4, 2011

10.51*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011.

10.52*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011

10.53*	Asset Purchase Agreement between Madison Brothers Investments, LLC and US Natural Gas Corp dated May 16, 2011.

21.1	List of Subsidiaries (Previously filed on the Annual Report on Form 10-K with the SEC on April 8, 2011).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on August 22, 2011.

US Natural Gas Corp

Date: August 22, 2011	By:	/s/ Wayne Anderson
Wayne Anderson
President and Director
(Principal Executive Officer)

	By:	/s/ Jim Anderson
Vice President and Director

	By:	/s/ Chuck Kretchman
Chief Financial Officer
(Principal Financial Officer)