Form 10-Q/A
period 2011-06-30
US NATURAL GAS CORP
filed 2011-09-15
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (the "Amendment") to US Natural Gas Corp's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities Exchange Commission on August 22, 2011 (the "Form 10-Q), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T.  Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment speaks as the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.48*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of July 11, 2011.

10.49*	Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of July 20, 2011.

10.50*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of August 4, 2011

10.51*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011.

10.52*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011

10.53*	Asset Purchase Agreement between Madison Brothers Investments, LLC and US Natural Gas Corp dated May 16, 2011.

21.1	List of Subsidiaries (Previously filed on the Annual Report on Form 10-K with the SEC on April 8, 2011).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Xbrl Instance Document

101.SCH**	Xbrl Taxonomy Extension Schema Document

101.CAL**	Xbrl Taxonomy Extension Calculation Linkbase Document

101.DEF**	Xbrl Taxonomy Extension Definition Linkbase Document

101.LAB**	Xbrl Taxonomy Extension Labels Linkbase Document

101.PRE**	Xbrl Taxonomy Extension Presentation Linkbase Document
_______________
*  These exhibits were previously included or incorporated by reference in US Natural Gas Corp's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities Exchange Commission on August 22, 2011.

** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Natural Gas Corp

Date: September 15, 2011	By:	/s/ Wayne Anderson
Wayne Anderson
President and Director
(Principal Executive Officer)

	By:	/s/ Jim Anderson
Vice President and Director

	By:	/s/ Chuck Kretchman
Chief Financial Officer
(Principal Financial Officer)