Form 10-Q
period 2011-09-30
US NATURAL GAS CORP
filed 2011-11-14
CIK 1448695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-154799

US NATURAL GAS CORP
 (Name of registrant in its charter)

Florida	26-2317506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 Dr. Martin Luther King Jr. St. N, St. Petersburg, FL 33704
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

The number of shares of registrant’s common stock outstanding as of November 11, 2011 was 365,633,608.

US NATURAL GAS CORP
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Report of Independent Registered Certified Public Accounting Firm	F-2
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	F-3
	Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, and from Inception (March 28, 2008) through September 30, 2011 (unaudited)	F-4
	Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010 (unaudited)	F-5
	Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through September 30, 2011 (unaudited)	F-6 - F-8
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and from Inception (March 28, 2008) though September 30, 2011 (unaudited)	F-9 - F-10
	Notes to the Consolidated Financial Statements	F-11 - F-33

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4:	CONTROLS AND PROCEDURES	13
PART II: OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A :	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
ITEM 5	OTHER INFORMATION	15
ITEM 6:	EXHIBITS	16
SIGNATURES		19

PART I - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	F-3

Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, and from Inception (March 28, 2008) through September 30, 2011 (unaudited)	F-4

Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited)	F-5

Consolidated Statement of Stockholders' Equity from Inception (March 28, 2008) through September 30, 2011 (unaudited)	F-6 - F-8

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and from Inception (March 28, 2008) though September 30, 2011 (unaudited)	F-9 - F-10

Notes to the Consolidated Financial Statements	F-11 - F-33

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
US NATURAL GAS CORP (Effective March 22, 2010)
St Petersburg, Florida

In accordance with the terms and objectives of our engagement, we have reviewed the accompanying consolidated balance sheet of US NATURAL GAS CORP (Formally Adventure Energy, Inc.)  (A Development Stage Enterprise) as of September 30, 2011, and the related consolidated statements of operations for the nine months and three months ended September 30, 2011 and 2010, and the related consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows from inception (March 28, 2008) through September 30, 2011.  These consolidated financial statements are the responsibility of US NATURAL GAS CORP’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of September 30, 2011, and for the nine months and three months ended September 30, 2011 and 2010 and from inception (March 28, 2008) through September 30, 2011 in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the accompanying consolidated balance sheet as of December 31, 2010, and we expressed an unqualified opinion on it in our report dated April 7, 2011.  We have not performed any auditing procedures since that date.

The accompanying consolidated financial statements assume that US NATURAL GAS CORP will continue as a going concern.  As discussed in the notes to the consolidated financial statements and elsewhere in this Form 10-Q, US NATURAL GAS CORP has incurred significant operating losses for the nine months and three months ended September 30, 2011 and 2010, and from inception  (March 28, 2008) through September 30, 2011.  In addition, although US NATURAL GAS CORP has commenced planned principal business operations there are insignificant revenues from oil and natural gas production and its current liabilities substantially exceed its current assets.

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

/s/ Louis Gutberlet, CPA
on behalf of LGG & Associates, PC
LGG & Associates, PC
Certified Public Accountants
 and Management Consultants

Monday, November 14, 2011
Lawrenceville, Georgia

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,474	$1
Accounts receivable:
Joint interest billing	262,947	227,036
Other	69,451	17,432
Marketable equity securities	2,265	6,793
Prepaid expenses	13,850	33,008
Notes receivable, current	15,500	115,474
Notes receivable, stockholder	142,158	110,597

Total current assets	517,645	510,341

PROPERTY AND EQUIPMENT
Oil and gas properties and equipment, net	4,745,990	4,557,661

OTHER ASSETS
Notes receivable, net of current portion	556,542	557,726
Debenture escrow	-	99,190
Miscellaneous	93,001	150,910

TOTAL ASSETS	$5,913,178	$5,875,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$994,691	$1,030,505
Accounts payable, revenue distribution	823	7,924
Notes payable, current	962,267	1,224,870
Loans payable, other	2,441	5,986
Convertible debentures payable	236,500	280,000

Total current liabilities	2,196,722	2,549,285

LONG-TERM LIABILITIES
Notes payable, net of current portion	550,000	550,000

STOCKHOLDERS' EQUITY
Preferred stock:
Series A	1,000	1,000
Series B	300	300
Series C	829	-
Common stock	360,919	148,947
Additional paid in capital	5,980,761	5,356,187
Deficit accumulated during the development stage	(3,171,543)	(2,729,891)
Treasury stock, at cost	(5,810)	-

Total stockholders' equity	3,166,456	2,776,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,913,178	$5,875,828

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2011 and 2010 and from Inception (March 28, 2008) through September 30, 2011

			Inception
			through
	2011	2010	September 30, 2011
Revenue earned
Oil and gas production sales	$28,532	$25,291	$78,623
Net gain on sale of oil and gas properties and equipment	35,856	155,598	524,637
Well management Fees	20,859	14,070	51,226
Other	33,582	6,070	53,372

Total revenue earned	118,829	201,029	707,858

Cost of oil and gas operations	54,499	121,174	245,646

Gross profit (loss)	64,330	79,855	462,212

Operating Expenses
Selling, general and administrative	549,284	485,548	1,551,498
Stock issued for legal services	-	170,547	699,031
Stock issued for consulting and other services	137,632	94,000	1,722,883
Depreciation, depletion and amortization	189,163	79,527	$355,081

Total operating expenses	876,079	829,622	4,328,493

Loss from operations	(811,749)	(749,767)	(3,866,281)

Other Income (expenses)
Net gain from sale of marketable equity securities and investments	235,218	295,212	463,218
Forgiveness of debt	352	-	376,220
Interest income	30,608	50	45,013
Refund of payroll taxes	124,285	-	124,285
Interest expense	(20,366)	(19,120)	(313,998)

Loss before provision for income taxes	(441,652)	(473,625)	(3,171,543)

Provision for income taxes	-	-	-

Net loss	$(441,652)	$(473,625)	$(3,171,543)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	232,453,098	53,505,552
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2011 and 2010

	2011	2010
Revenue earned
Oil and gas production sales	$8,976	$14,756
Net gain on sale of oil and gas properties and equipment	35,856	101,088
Well management Fees	-	14,070
Other	13,609	6,070

Total revenue earned	58,441	135,984

Cost of oil and gas operations	14,904	(556)

Gross profit (loss)	43,537	136,540

Operating Expenses
Selling, general and administrative	210,669	185,554
Stock issued for legal services	-	84,867
Stock issued for consulting and other services	96,000	-
Depreciation, depletion and amortization	67,057	35,221

Total operating expenses	373,726	305,642

Loss from operations	(330,189)	(169,102)

Other Income (expenses)
Net gain from sale of marketable equity securities and investments	439	45,322
Forgiveness of debt	-	-
Interest income	20,842	35
Refund of payroll taxes	124,285	-
Interest expense	7,300	(3,120)

Loss before provision for income taxes	(177,323)	(126,865)

Provision for income taxes	-	-

Net loss	$(177,323)	$(126,865)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	297,986,687	92,109,421
Weighted average common shares outstanding - diluted (see Note A)	-	-

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (March 28, 2008) through September 30, 2011

					Additional	Deficit Accumulated
	Preferred stock		Common Stock		Paid in	During	Treasury stock
	Shares	Amount	Shares	Amount	Capital	Development	Shares	Amount	Total

Issuance of common stock for cash on March 28, 2008 at $.001 per share		$-	10,000,000	$10,000	$-	$-		$-	$10,000

Issuance of common stock for consulting and other services at $.25 to $.35 per share			854,236	854	290,445				291,299

Issuance of common stock for legal services valued at $.35 per share			1,250,000	1,250	436,250				437,500

Issuance of common stock and warrants for cash at $.25 to $.35 per share			135,715	136	43,364				43,500

Net loss for the period March 28, 2008 to December 31, 2008						(749,550)			(749,550)

Balance at December 31, 2008, Restated-Note S	-	-	12,239,951	12,240	770,059	(749,550)	-	-	32,749

Issuance of Series A and B shares at par value	1,300,000	1,300			299,700				301,000

Issuance of common stock for consulting and other services at $.07 thru $.66 per share			9,565,959	9,566	1,428,209				1,437,775

Issuance of common stock for legal services at $.11 and $.35 per share			380,000	380	125,471				125,851

Net loss for the year ended December 31, 2009						(1,638,715)			(1,638,715)

Balances at December 31, 2009	1,300,000	1,300	22,185,910	22,186	2,623,439	(2,388,265)	-	-	258,660

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (March 28, 2008) through September 30, 2011

					Additional	Deficit Accumulated
	Preferred stock		Common Stock		Paid in	During	Treasury stock
	Shares	Amount	Shares	Amount	Capital	Development	Shares	Amount	Total

Issuance of common stock for consulting and other services at $.01 thru $.09 per share			5,450,000	5,450	150,100				155,550

Issuance of common stock for cash at $.01 thru $.25 per share			7,882,096	7,882	148,274				156,156

Issuance of common stock for debt reduction at $.01 thru $.10 per share			63,234,114	63,234	661,610				724,844

Issuance of common stock and warrants for acquisition of Wilon Resources, Inc. at $.035 per share			48,207,973	48,208	1,639,071				1,687,279

Issuance of common stock for legal services at $.05 thru $.10 per share			1,987,285	1,987	133,693				135,680

Net loss for the year ended December 31, 2010						(341,626)			(341,626)

Balances at December 31, 2010	1,300,000	1,300	148,947,378	148,947	5,356,187	(2,729,891)	-	-	2,776,543

Issuance of Series C shares in exchange for cancel of common stock	787,740	788	(31,509,597)	(31,509)	30,721				-

Issuance of Series C shares for director's salaries at $.244 per share	40,909	41			9,959				10,000

Cancel common stock held in escrow upon satisfaction of debenture			(1,209,628)	(1,210)	(97,980)				(99,190)

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
 (A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (March 28, 2008) through September 30, 2011

					Additional	Deficit Accumulated
	Preferred stock		Common Stock		Paid in	During	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Development	Shares	Amount	Total

Issuance of common stock for consulting and other services at $.002 thru $.012 per share			30,371,788	30,372	98,190				128,562

Issuance of common stock for cash at $.008 thru $.015 per share			3,631,313	3,631	36,369				40,000

Issuance of common stock for debt reduction at $.001 thru $.01 per share			210,687,322	210,688	547,315				758,003

Purchase of common stock at $.001 thru $.017 per share							632,866	(5,810)	(5,810)

Net loss for the nine months ending September 30, 2011						(441,652)			(441,652)

Balances at September 30, 2011	2,128,649	$2,129	360,918,576	$360,919	$5,980,761	$(3,171,543)	632,866	$(5,810)	$3,166,456

The accompanying notes are an integral part of these consolidated financial statements.

 US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 and from Inception (March 28, 2008) through September 30, 2011

			Inception
			through
	2011	2010	September 30, 2011
OPERATING ACTIVITIES:
Net loss	$(441,652)	$(473,625)	$(3,171,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	189,163	79,527	355,081
Bad debt expenses	4,720	-	4,720
Forgiveness of debt	(352)	-	(376,220)
Gain from sale of marketable equity securities and investments, net	(235,218)	(295,212)	(463,218)
Gain from sale of oil and gas properties and equipment, net	(35,856)	(155,598)	(524,637)
Issuance of stock for consulting and other services	137,632	316,929	2,292,330
Changes in operating assets and liabilities:
Accounts receivable, joint interest billing	(40,631)	(8,716)	(81,292)
Accounts receivable, other	(7,019)	75,139	31,704
Materials and supplies	-	15,000	-
Prepaid expenses	19,158	14,764	24,937
Other assets	(5,727)	(81,050)	(88,501)
Accounts payable and accrued expenses	71,472	(15,699)	853,809
Accounts payable, revenue distribution	(7,101)	8,531	823
Net cash flows from operating activities	(351,411)	(520,010)	(1,142,007)

INVESTING ACTIVITIES:
Purchase of investments	-	(26,500)	(296,240)
Proceeds from sale of investments	-	48,730	60,230
Purchases of marketable equity securities	(31,016)	(2,333,761)	(2,359,869)
Proceeds from sale of marketable equity securities	270,761	2,666,378	2,967,090
Collections on notes receivable	101,158	98,755	202,913
Lending on notes receivable, stockholder	(31,561)	-	(142,158)
Purchase of oil and gas properties and equipment	(319,874)	(367,863)	(1,023,800)
Proceeds from sale of oil and gas properties and equipment	42,800	158,600	497,350
Net cash flows from investing activities	32,268	244,339	(94,484)

FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	40,000	94,306	267,156
Purchase of treasury stock	(5,810)	-	(5,810)
Borrowings from notes payable	32,500	-	174,568
Payments on notes payable	(6,000)	(20,000)	(36,000)
Borrowings from loans payable - stockholders, net	-	13,323	119,506
Borrowings from loans payable - other, net	2,426	21,015	61,655
Borrowing from related entity, net	-	(44,201)	94,390
Borrowings from convertible debentures	267,500	190,000	572,500
Net cash flows from financing activities	330,616	254,443	1,247,965

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,473	(21,288)	11,474

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	26,488	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,474	$5,260	$11,474

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 and from Inception (March 28, 2008) through September 30, 2011

			Inception
			through
	2011	2010	September 30, 2011
Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Issuance of common stock for reduction of convertible debenture	$311,000	$25,000	$336,000
Issuance of common stock in A/R other	$45,000	$1,000	$45,000
Issuance of common stock for purchase of oil and gas properties and equipment	$930	$-	$6,515
Issuance of common stock for acquisition of SLMI Options, LLC	$-	$-	$99,600
Issuance of preferred stock for acquisition of SLMI Options, LLC	$-	$-	$1,300
Retirement of common stock for funding of debenture escrow	$(99,190)	$-	$-
Issuance of common stock for funding of prepaid expenses	$-	$-	$39,000
Issuance of common stock for funding of other assets	$-	$-	$169,683
Issuance of common stock for reduction of accounts payable and accrued expenses	$106,928	$-	$197,028
Issuance of common stock for reduction of loans payable, shareholder	$-	$25,000	$88,370
Issuance of common stock for reduction of loans payable, other	$-	$31,300	$31,300
Issuance of common stock for reduction of notes payable	$295,073	$270,699	$785,147
Issuance of common stock for acquisition of Wilon Resources, Inc.	$-	$1,687,279	$1,687,279
Financing the sale of oil and gas properties with a note receivable	$-	$-	$300,000
Note receivable for Series B convertible preferred stock	$-	$-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 2011, and the results of its operations for the nine months and three months ended September 30, 2011 and 2010 and from inception (March 18, 2008) through September 30, 2011, and cash flows for the nine months ended September 30, 2011 and 2010 and from inception (March 18, 2008) through September 30, 2011. These results have been determined on the basis of accounting principles generally accepted in the United States of America and have been applied consistently as those used in the preparation of the Company's 2010 Annual Report on Form 10-K.

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
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

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
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

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

At September 30, 2011, diluted weighted average common shares outstanding exclude 63,613,415 shares issuable on exercise of the 63,613,415 warrants outstanding at September 30, 2011.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

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

NOTE C - GOING CONCERN

The Company is a development stage enterprise and although it has commenced planned principal business operations, there are insignificant revenues there from.  The Company has incurred losses of $3,171,543 for the period March 28, 2008 (inception) through September 30, 2011 and has negative working capital balance aggregating $1,679,077.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE D - MARKETABLE EQUITY SECURITIES

At September 30, 2011 and December 31, 2010, marketable equity securities consisted of equity securities held with a cost and fair market value of $2,265 and $6,793, respectively.  From inception (March 28, 2008) to September 30, 2011, the net gain from the sale of marketable equity securities was $579,218.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	9/30/2011	12/31/2010
Land and mineral rights	$206,772	$180,602
Computer Software	33,000	13,000
Field Equipment	35,260	22,660
Transportation Equipment	136,890	111,290
Oil and Gas Properties	4,516,093	4,289,658
Accumulated depreciation and depletion	(182,025)	(59,549)

Net property and equipment	$4,745,990	$4,557,661

The Company uses the straight-line method of depreciation for computer software and field and transportation equipment with an estimated useful life ranging from three to twenty years. The Company uses the straight-line method of depletion for oil and gas properties with an estimated useful life ranging from seven to twenty-five years. Included in the September 30, 2011 balances are the estimated fair market values of property and equipment acquired from Wilon Resources during 2010.  These estimates could change significantly pending a valuation by third parties. (See Note B - Acquisition of Wilon Resources, Inc.)

NOTE F - NOTES RECEIVABLE

Notes receivable consist of the following at:

	9/30/2011	12/31/2010
Note receivable, interest at 1%, ,
balance to be deducted from gas revenue distributions	$200,000	$300,000
Note receivable, interest at 3%, due September 2014, collateralized
by Series B preferred stock	300,000	300,000
Non-interest bearing note due on demand	13,500	13,500
Note receivable, interest at 9%, $605 due monthly through December 2025	58,542	59,700
Less current portion	(15,500)	(115,474)

Notes receivable long-term	$556,542	$557,726

Current maturities of notes receivable at September 30, 2011 are $15,500 in 2011, $2,160 in 2012, $2,360 in 2013, $302,580 in 2014, $2,825 in 2015, and $246,617 thereafter.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE G - MISCELLANEOUS

Miscellaneous assets consist of the following at:

	9/30/2011	12/31/2010
Loan commitment fee	$169,683	$169,683
Accumulated amortization	(169,683)	(106,052)
Deposits	7,993	-
Operating bonds	85,008	87,279

Total Other Assets	$93,001	150,910

Loan commitment fee is amortized over the life of the agreement using a straight line method.

NOTE H – LOANS PAYABLE-OTHER

Loans payable with no interest to potential investors aggregated $2,441 and $5,985 at September 30, 2011 and December 31, 2010, respectively.

NOTE I - CONVERTIBLE DEBENTURE PAYABLE

Convertible debentures payable consist of the following at:

	9/30/2011	12/31/2010
Caesar Capital	$49,000	$100,000
ARRG	-	25,000
Asher	70,000	130,000
Tangiers	117,500	25,000

Total convertible debenture payable	$236,500	$280,000

On September 8, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Forty Thousand Dollars ($40,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on September 14, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at September 30, 2011 is $40,000.

On August 23, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Twenty Five Thousand Dollars ($25,000) and a Security Agreement. The Promissory Note was fully funded on August 24, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at September 30, 2011 is $25,000.

On August 5, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Asher Enterprises, Inc. ("Asher") in the amount of Thirty Thousand Dollars ($30,000) and a Securities Purchase Agreement. The Promissory Note was fully funded on August 12, 2011 The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 58% of the Market Price. The Market Price is defined as the average of the three (3) lowest Trading Prices for the common stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of nine (9) months and accrues interest at a rate equal to eight percent (8%) per year. The balance owed at September 30, 2011 is $30,000.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE I - CONVERTIBLE DEBENTURE PAYABLE (continued)

On August 4, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifteen Thousand Dollars ($15,000) and a Security Agreement. The Promissory Note was fully funded on August 4, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at September 30, 2011 is $15,000.

On July 21, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifteen Thousand Dollars ($15,000) and a Security Agreement. The Promissory Note was fully funded on July 21, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at September 30, 2011 is $15,000.

On July 11, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Ten Thousand Dollars ($10,000) and a Security Agreement. The Promissory Note was fully funded on July 11, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at September 30, 2011 is $10,000.

On May 3, 2011, the Company entered into a Convertible Promissory Note ("Promissory Note") with Tangiers Investors, LP ("Tangiers") in the amount of Fifty Two Thousand Five Hundred Dollars ($52,500) and a Security Agreement. The Promissory Note was fully funded on May 3, 2011. The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at the Variable Conversion Price which shall mean 60% of the Market Price. The Market Price is defined as the lowest Trading Price for the common stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent. The Promissory Note has a term of one (1) year and accrues interest at a rate equal to nine percent (9%) per year. The balance owed at September 30, 2011 is $52,500

On November 16, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Twenty Five Thousand Dollars ($25,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on November 19, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at September 30, 2011 and December 31, 2010 is $25,000.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE I – CONVERTIBLE DEBENTURE PAYABLE (continued)

On September 7, 2010, the Company entered into a Convertible Promissory Note ("Promissory Note") with Caesar Capital Group, LLC, ("Caesar Capital") in the amount of Fifty Thousand Dollars ($50,000) and a Securities Purchase Agreement.  The Promissory Note was fully funded on September 10, 2010.  The Promissory Note is convertible, in whole or in part, at any time from time to time before maturity at the option of the holder at a per share price equal to Sixty Percent (60%) of the average of the last Five (5) trading days closing volume weighted average price.  The Promissory Note has a term of six (6) months and accrues interest at a rate equal to twelve percent (12%) per year.  The balance owed at September 30, 2011 and December 31, 2010 is $24,000 and $50,000, respectively.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE I – CONVERTIBLE DEBENTURE PAYABLE (continued)

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

NOTE J - NOTES PAYABLE

Notes payable consist of the following at:

	9/30/2011	12/31/2010
Note payable, interest at 1% per annum, due in 2011	$100,000	$100,000
Note payable, interest at 3% per annum, due in annual installments of $250,000
through September 2013	980,000	980,000
Notes payable, non-interest bearing, due in January 2011	10,000	10,000
Notes payable, interest at 100% through maturity date, interest at maximum rate
allowable by law thereafter, due July 2010	325,000	400,000
Note payable, interest at 3%, due on demand	59,767	262,926
Note payable, interest at 4%, due on demand	-	21,944
Note payable, principle plus $1,500 interest due October 2011	11,500	-
Note payable, interest at 4%, effective May 2011 payable in monthly installments
based upon 1.5% of gas revenues received	26,000	-

Less current portion	(962,267)	(1,224,870)
Notes payable long term	$550,000	$550,000

Current maturities of long-term debt at September 30, 2011 are $962,267 in 2011, $300,000 in 2012, $250,000 in 2013.

NOTE K - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2011 and December 31, 2010.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE K - INCOME TAXES (continued)

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The provision (benefit) for income taxes consists of the following at:

	9/30/2011	12/31/2010
Federal income taxes:
Current	$(67,273)	$(511,745)
Deferred	67,273	511,745
	-	-
State income taxes:
Current	$(26,909)	$(204,698)
Deferred	26,909	204,698
	-	-
Total	$-	$-

Significant components of the Company's deferred tax assets and liabilities calculated at an estimated effective tax rate of 21% are as follows:

	9/30/2011	12/31/2010
Noncurrent deferred tax assets (liabilities):

Accrued wages deducted for financial purposes not deducted for tax purposes	$54,600	$54,600

Capital losses deducted for financial purposes carried over to future years for
tax purposes (expiring in years through 2014)	-	39,416

Well costs deducted for financial purposes capitalized for tax purposes	2,520	2,520

Excess depletion on oil and gas properties taken for tax purposes over
financial purposes	(2,011)	(4,342)

Excess depreciation on oil and gas properties taken for tax purposes over financial purposes	(36,844)	-

Excess loss on sale of investments taken for tax purposes over financial purposes
over financial purposes	-	(86,960)

NOL from the acquisition of Wilon Resources (subject to potential I.R.C.
Section 382 limitations)	601,000	588,000

NOL remaining not attributable to timing differences (expiring in years through 2020)	305,359	237,208

Deferred noncurrent tax asset, net	924,624	830,442
Valuation allowance	(924,624)	(830,442)
	$-	$-

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS

During the past four years, the Company had the following unregistered sale of its securities:

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

In March 2011, the Company issued 3,753,807 shares of common stock at $.004 per share to Tangiers Investors, LP for a final reduction of a convertible debenture and accrued interest.

In April 2011, the Company canceled 1,209,628 shares of common stock which were held in escrow upon repayment of a convertible debenture dated May 24, 2009.

In April 2011, the Company issued 9,815,849 shares of common stock at $.006 per share to Prolific Group LLC  as payment towards a note.

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

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

In July 2011, the Company issued 8,000,000 shares of common stock at $.003 per share to Sarah Speno for consulting services.

In July 2011, the Company issued 17,857,143 shares of common stock at $.0025 per share to Tangiers Investors LP as payment towards a note.

In July 2011, the Company issued 2,000,000 shares of common stock at $.005 per share to White Oak Land and Minerals Development, LLC  for consulting services.

In July 2011, the Company issued 4,166,667 shares of common stock at $.0024 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In July 2011, the Company issued 6,000,000 shares of common stock at $.0025 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In July 2011, the Company issued 12,224,071 shares of common stock at $.0028 per share to Caesar Capital Group, LLC for a partial reduction of a convertible debenture and accrued interest.

In July 2011, the Company issued 6,640,000 shares of common stock at $.0025 per share to Asher Enterprises, Inc. for a final reduction of a convertible debenture and accrued interest.

In August 2011, the Company issued 684,151 shares of common stock at $.006 per share to Prolific Group LLC as payment towards a note.

In August 2011, the Company issued 12,000,000 shares of common stock at $.003 per share to Sarah Speno for consulting services.

In August 2011, the Company issued 7,500,000 shares of common stock at $.0016 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In August 2011, the Company issued 12,464,308 shares of common stock at $.0018 per share to Around the Clock Partners, LP as payment towards a note and accrued interest.

In September 2011, the Company issued 11,428,572 shares of common stock at $.0013 per share to Tangiers Investors LP as payment towards accounts payable.

In September 2011, the Company issued 9,333,333 shares of common stock at $.0015 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In September 2011, the Company issued 11,142,857 shares of common stock at $.0014 per share to Asher Enterprises, Inc. for a partial reduction of a convertible debenture.

In September 2011, the Company issued 4,000,000 shares of common stock at $.002 per share to Sarah Speno for consulting services.

In September 2011, the Company issued 13,791,209 shares of common stock at $.0013 per share to Tangiers Investors LP as payment towards accounts payable.

Warrants outstanding at September 30, 2011 and December 31, 2010 are 63,613,415 and 61,113,415, respectively.  Each warrant enables the holder to acquire one share of the Company's common stock at a specified exercise price for a term of three to five years.  Warrants outstanding at September 30, 2011 have vesting dates through May 2012 and expiration dates through May 2017.

Warrants issued for the nine months ending September 30, 2011 are 2,500,000. There were no warrants exercised or canceled for the nine months ending September 30, 2011.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE L - COMMON STOCK ISSUANCES/WARRANTS (continued)

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

NOTE M – STOCKHOLDERS' EQUITY

On April 14, 2011, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as "Series C Preferred Stock".  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series C Preferred Stock shall be as hereinafter described. The holders of Series C Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series C Preferred shares are outstanding.  The holders of Series C Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series C Preferred Stock held on a forty votes per one share basis.  Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series C Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of forty shares of common stock for each share of series C Preferred Stock. The Board of directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series C Preferred Stock (the "Series C Preferred Stock") with a stated value of $0.001 per share. The number of authorized shares constituting the Series C Preferred Stock was One Million (1,000,000) shares. At September 30, 2011, there are 828,649 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described. The holders of Series A Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series A Preferred shares are outstanding. The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share.  The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares.  At September 30, 2011 and December 31, 2010, there are 1,000,000 shares issued and outstanding.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”.  The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described.  The holders of Series B Preferred Stock shall not be entitled to receive dividends. The holders of Series B Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series B Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of ten shares of common stock for each share of series B Preferred Stock. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Two Million (2,000,000) shares.  At September 30, 2011 and December 31, 2010, there are 300,000 shares issued and outstanding.

The number of common shares authorized with a stated value of $0.001 per share at September 30, 2011 and December 31, 2010 is 500,000,000 and 200,000,000, respectively.  At September 30, 2011 and December 31, 2010, there are 360,918,576 and 148,947,378 shares of common stock issued and outstanding, respectively.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE N – RELATED PARTY TRANSACTIONS

Notes receivable, shareholder totals $142,158 and $110,597 at September 30, 2011 and December 31, 2010, respectively.  Interest receivable on the notes total $1,351 and $2,832 at September 30, 2011 and December 31, 2010, respectively. The notes are due on demand with a 4% interest rate.

Included within accounts payable and accrued expenses are wages due officers and shareholders of $276,965 and $260,000 as of September 30, 2011 and December 31, 2010, respectively.

NOTE O -COMMITMENTS AND CONTINGENCIES

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

Rent expense on all operating leases for the period of March 28, 2008 (inception) to September 30, 2011 was $61,539.  Future minimum rental obligations at September 30, 2011 are $5,474 in 2011, $11,406 in 2012, and $1,926 in 2013.

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

NOTE P- LENDER ACQUISITION AGREEMENT

A lender acquisition agreement was entered into on September 4, 2009 by US Natural Gas Corp and SLMI Holdings, LLC.  Through the agreement, US Natural Gas Corp acquired SLMI Options, LLC, a Nevada Limited Liability Company.  SLMI Options, LLC is the secured lender of the three commercial notes defined below.

This Agreement is made with respect to loans made by SLMI Holdings, LLC to Harry Thompson (“Thompson”), Harlis Trust (“Trust”), Wilon Resources Inc. (“Wilon”) and/or Wilon Gathering System Inc. Purchase Price.  US Natural Gas Corp agrees to pay the following consideration herewith in return for conveyance of the Lender Units.

US NATURAL GAS CORP
(Formerly Adventure Energy, Inc.)
 (A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
From Inception (March 28, 2008) through September 30, 2011 (Unaudited)

NOTE P- LENDER ACQUISITION AGREEMENT (continued)

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

$1,000,000 in financing was made payable by secured promissory note.  By December 31, 2010, US Natural Gas Corp shall have paid at least $250,000 in cash toward the Secured Note.  By December 31, 2011, US Natural Gas Corp shall have paid at least $250,000 more.  By December 31, 2012, US Natural Gas Corp shall have paid at least $250,000 more.  All unpaid principal and interest shall be due no later than December 31, 2013.  To the extent, US Natural Gas Corp tenders proceeds from dispositions of real estate collateral on the SLMI Loans (which dispositions shall require the written consent of Owner), said payments shall be applied toward the Secured Note, but they shall not reduce the minimum installments required for years 2010 through 2012.  From January 2010 to December 2013, a minimum monthly cash installment of $4,000 shall be paid by US Natural Gas Corp on the Secured Note until it is paid in full.  Additional Security and Collateral for the Secured Note and the covenants hereunder:  At September 30, 2011 and December 31, 2010 the notes payable balances were $980,000 (See Note J).

NOTE Q – SUBSEQUENT EVENTS

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period and the Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction is scheduled to close on or before June 15, 2011. On June 15, 2011, the Buyer requested an extension for closing to on or before July 29, 2011 so that sufficient due diligence could be completed. On July 29, 2011, the Buyer requested an additional thirty days to close the transaction. As of the date of this filing, the Company has not agreed to the second extension nor agreed to close upon the original terms. There are no guarantees that the transaction will close. On October 31, 2011, the Company notified the Buyer that it was terminating further discussions pertaining to the asset acquisition due to failure of the Buyer to close on the agreed upon date. The Company is currently in discussion with several parties interested in a joint venture, farm-out agreement, or acquisition of the Company's West Virginia Subsidiary.

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

Our operations are currently divided amongst two wholly owned subsidiaries, US Natural Gas Corp KY (“KY”) and US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.). We maintain leaseholds on mineral rights covering approximately 5,700 acres in addition to rights of way in Kentucky and 12,000 acres in West Virginia.  We also own, through a wholly owned subsidiary, approximately 320 acres of mineral rights in Wayne County, West Virginia and 182 acres of mineral rights in Edmonson County, Kentucky.  In addition, we own 199 acres of surface in Wayne County, West Virginia which houses our operational facilities. Our first revenue from production was generated in July 2009.

			Acres		Total Wells	Producing	Not in Production
West Virginia - Wayne County (c)			12,320	(a,b)	122	67	55
a	)	12,000 acres of mineral rights under lease
b	)	320 acres of mineral rights owned by subsidiary, E 2 Investments, LLC
c	)	Most wells located in West Virginia were originally operated by B.T.U. Pipeline, Inc. ("BTU"), a wholly owned subsidiary acquired in the Wilon Resources, Inc. acquisition.
d	)
On May 5, 2010, the Company entered into an agreed order with the West Virginia Department of Environmental Protection to settle all prior violations with a set fine and the transfer of all wells from BTU to E 3 Petroleum Corp ("E 3"), a wholly owned subsidiary of the Company.

Kentucky - multiple counties (e)			5,700	(e,f)	58	27	31
e	)	Counties: Hart, Adair, Russell, Allen Monroe, Green, Edmonson
f	)	182 acres of mineral rights owned by subsidiary, E 2 Investments, LLC

 US Natural Gas Corp WV’s ("WV") operations are based in Wayne County, West Virginia and are primarily concentrated on the production of commercially viable natural gas. The wells operated and owned by WV are held under the bond of E 3 Petroleum Corp ("E 3"). Through E 3, WV operates 122 natural gas wells that were previously shut-in from June 2005 to April 2010 due to a delivery constraint. WV has entered into an agreement with a third party to allow for the purchase of its natural gas production on a firm capacity basis which management believes will remedy the prior transmission constraint. A list of all wells operated by E 3 in Wayne County, WV can be found below.

During the second calendar quarter of 2011, our operations in West Virginia were negatively affected by compressor issues. Prior to the beginning of the quarter, the Company purchased a Knox Western compressor to replace a previously leased compressor. The newly acquired compressor failed to maintain the required pressure for delivery to Columbia Gas Transmission. The Company elected to disconnect this compressor and enter into a new lease agreement for a natural gas powered compressor. The new natural gas powered compressor was installed and started during August with sales resuming simultaneously.

WAYNE COUNTY, WEST VIRGINIA WELLS
WELL NAME	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
MINNIE LYCAN #2	1987	PL	NG
E. LALONDE #1-711	1905	PR	O/NG
H. LYCAN #1	2153	PR	NG
H. LYCAN #2	2163	SI	NG
CHARLES DAVIS #1	1947	SI	NG
LAFAYETTE FERGUSON #2	1876	SI	NG
B.T. LESTER #1	1912	SI	NG
T. FRASHER #2-702	1986	PR	O/NG
O.P. BELCHER #1	1755	PR	NG
J.D. PEMBERTON #1	1890	PR	NG
GENTRY & DOROTHY BELCHER #1	1816	PR	NG
B.R. PRICHARD #1	1978	SI	NG
MYRTLE CRUM #1	1903	PR	NG
R&E WELLMAN #642	1953	SI	NG
PARSLEY #1-706	1994	PR	NG
M. HOOSIER #2	2030	PR	NG
CABELL MASSIE #1	2061	SI	NG
SHANNON HEIRS-M. CRUM #1	1983	PR	NG
CARDWELL #1	2170	SI	NG
WELLMAN #645	1986	SI	NG
M. HOOSER #1	2125	PR	NG
SPENCER #1-703	1955	PR	NG
SKEENS #1	1852	PR	NG
TONEY PEARL #1	2063	SI	NG
SPENCER #2-704	2074	SI	NG
OKEY BARTRAM #3	2172	SI	NG
MYRTLE VICARS #1	2220	PR	NG
J. LAKIN #2	2823	PR	NG
BASIL NAPIER #B-4	2950	SI	NG
KIZZIE VINSON #1	2092	PR	NG
PARSLEY #2-707	1910	PR	NG
R. SHANNON #5	2086	PR	NG
ARNOLD CYRUS (UNITED FUEL) #6	2066	SI	NG
T.L. BLACK #7	2180	PR	NG
T.L. BLACK #8	2172	SI	NG
FERGUSON - TL BLACK #9	2097	PR	NG
T.L. BLACK-LESTER #10	2224	SI	NG
PELFREY FARM #11	1997	SI	NG
NELLIE & OTHERS RAYBURN #1	1867	PR	NG
KIZZIE VINSON #2	2115	SI	NG

J. FRAZIER, FERGUSON #1	2125	SI	NG
T.L. BLACK #12	2140	PR	NG
JOSEPHINE BELCHER #1-705	1959	SI	NG
GLENN RIGGS #653	2102	PR	NG
T.L. BLACK-LYCAN #13	2128	PR	NG
W. MICHAEL #1	1993	SI	NG
ALBERT ROSS #1	2127	PR	NG
S. D. McGEE #654	3610	PR	NG
L. FERGUSON #2	2120	SI	NG
MYRTLE CRUM #3	1978	PR	NG
E. PYLES #699	1955	PR	NG
ALBERT ROSS #2	1940	SI	NG
R. SHANNON #14	2083	PR	NG
MYRTLE VICARS #2	2138	PR	NG
MATOVICH #656	1913	PR	O/NG
C. C. HATTEN, ETAL #658	1858	PR	NG
PETERS #15	2025	PR	NG
TUCKER HEIRS (UNITED FUEL 1) #17	2176	PR	NG
L. L. LYCAN- ESTATE #1	2102	SI	NG
SUSIE JOHNSON #1	2981	PR	NG
U. G. BARTRAM #19	2193	SI	NG
F. PRICE #1-S-18	2118	PR	NG
T.L. BLACK 14 - #1	1778	PR	NG
HOWARD BELLOMY #660	1733	SI	NG
C. ROBERTS #1	850	PR	NG
BLANKENSHIP #2	1989	SI	NG
WALTER BOYS #1	1850	PR	NG
T.L. BLACK #21	2252	SI	NG
T.L. BLACK #20	1896	PR	NG
MAXIE McGEE #662	3944	SI	NG
LYCAN/MILLS #1	1929	SI	NG
ERIE SMITH #22	2020	PR	NG
GRACIE FERGUSON #23	2045	SI	NG
T. PETERS #F-1-S-24	2147	PR	NG
RAY STALEY #666	1839	PR	NG
S. FERGUSON #1	1910	SI	NG
MATOVICH #667	2068	SI	NG
DEWEY WATTS #1	2069	SI	NG
DAVIS #1	2030	PR	NG
R. SHANNON #25	2030	SI	NG
P.D. BECKLEY #1	1075	SI	NG
FLOYD ROBERTS #P-26	2648	PR	NG
JOHN BOYES #1	2041	PR	NG
L. B. SMITH #1	1094	SI	NG
A. W. JORDAN, JR. 31	1920	PR	NG
T. J. HATTEN ETAL #677	2113	PR	NG
MYRTIE CRUM #27	1936	SI	NG
ROBERT DAVIS #1	2045	SI	NG
ERIE LAKIN #1	3491	PL	NG
L. BILLUPS #1(684)	2152	PR	NG
BILLUPS #685	1759	PR	NG
FREELAND THOMPSON #F-1		SI	NG
L. BILLUPS #686	1774	PR	NG
L. BILLUPS #687	2868	SI	NG
L. BILLUPS #689	1898	PR	NG
L. BILLUPS #690	1787	PR	NG
ARTHUR B. FULLER #691	3608	SI	NG
ERIE LAKIN #2	1787	PR	NG
BUTLER DAVIS #1 (719)	3103	PR	O/NG
I. BOWLING #1	2084	SI	NG
HURRICANE 1	2735	SI	NG
HURRICANE 2		SI	NG
HURRICANE 3		SI	NG
I. BOWLING 2	3010	PR	NG
I. BOWLING 3R	3060	PR	NG
I. BOWLING 4	2995	PR	NG
I. BOWLING 5	3030	PR	NG
I. BOWLING 6	3104	PR	NG
HURRICANE 4		SI	NG
HURRICANE 5		SI	NG
HURRICANE 6		SI	NG
HURRICANE 7		SI	NG
BUTLER DAVIS 2	3028	PR	NG
S. FERGUSON 2	2970	PR	NG
BUTLER DAVIS 3	3050	PR	NG
BUTLER DAVIS 5	2800	PR	NG
BUTLER DAVIS 4R	2899	PR	NG
BOWLING 7	5200	PR	NG
BUTLER DAVIS 9S	5080	PR	NG
SUSIE JOHNSON 2	4800	SI	NG
CHIARENZELLI 1	4800	SI	NG
M CRUM 4	4200	SI	NG

(a) - Total Depth as per completion report
(b) - Status
i) PR - In Production
ii) PL - Plugged
iii) SI - Shut-In
(c) - Product
i) O - Oil production
ii) NG - Natural Gas production
iii) O/NG - Both Oil & Natural Gas production

US Natural Gas Corp KY ("KY"), a wholly owned subsidiary, concentrates on oil producing activities mainly in the counties of Green, Hart, Adair, Russell, Edmonson, and Monroe in Kentucky.  E 3 acts as the bonding and operating entity for all wells in Kentucky in which KY maintains a working interest.  On average, KY maintains a 95% working interest and 83% net revenue interest in each well.  To date, E 3 has 58 wells under bond of which 27 are currently producing commercially viable crude with minimal revenue.  It is KY's intentions to continue to drill new wells on the current leasehold base as well as acquire previously drilled wells for re-entering and placing into production.

On July 25, 2011, the Company closed its Asset Purchase Agreement with Madison Brothers Investments, LLC. At closing, the Company had advanced the Seller the sum of Ninety Five Thousand Dollars ($95,000.00) in addition to a Promissory Note in the amount of One Hundred Five Thousand Dollars ($105,000.00). The Company paid the remaining balance due of One Hundred Five Thousand Dollars ($105,000.00) during the month of September 2011. The Company has initiated work on the Pine Grove Project and has placed 10 of the 25 wells back into production. The Company will continue to place the remaining wells into production over the next 90 days.

To place each well into production, the Company is inspecting, repairing, and/or replacing flow-lines, electrical, above ground completion components and tank batteries. If required, the Company will insert 4 1/2" casing down-hole to shut off any excess water production. The initial production from the wells which have been addressed is equal to if not better than management's expectations.

PINE GROVE PROJECT
EDMONSON COUNTY, KENTUCKY WELLS
WELL NAME	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
Romie Constant #247	1382	PR	O
Robo Enterprises, Inc. Unit #275	1418	SI	O
Elizabeth Graham #231	1335	SI	O
Elizabeth Graham #237	1355	SI	O
Elizabeth Graham #240	1357	PR	O
Elizabeth Graham #241	1340	PR	O
Elizabeth Graham #245	1380	SI	O
Elizabeth Graham #250	1355	SI	O
Elizabeth Graham #251	1318	SI	O
Elizabeth Graham #253	1380	PR	O
Elizabeth Graham #259	1306	SI	O
Elizabeth Graham #261	1408	PR	O
Elizabeth Graham #262	1380	PR	O
W.A. Vincent #276	1407	SI	O
W.A. Vincent #248	1404	PR	O
W.A. Vincent #267	1382		Water Injection Well
Gus Parsley #264	1284	PR	O
Gus Parsley #268	1338	SI	O
Gus Parsley #269	1307	SI	O
Gus Parsley #270	1284	PR	O
Ward Watt #278	1256	PR	O
Ward Watt #2	1272	SI	O
Ward Watt #265	1290	SI	O
Ward Watt #273	1248	PR	O
Guy Wilson #293	1400		Water Injection Well
Guy Wilson #1	1357	SI	O
Guy Wilson #2	1355	SI	O

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

WHITLEY COUNTY, KENTUCKY WELLS
WELL NAME	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
HOBERT WHITE #1	1303	SI	O
MILTON HARMON #1	1758	PR	O

SOUTH CENTRAL KENTUCKY OIL WELLS
WELL NAME	COUNTY	TOTAL DEPTH (a)	STATUS (b)	PRODUCT (c)
EUGENE ANTLE #1	RUSSELL	1030	PR	O
EUGENE ANTLE #1A	RUSSELL	242	SI	O
EUGENE ANTLE #3	RUSSELL	1220	SI	O
JAMES BRUMMETT #1	ADAIR	1562	PR	O
JAMES BRUMMETT #2	ADAIR	1439	PR	O
ALLEN & LAURA BYLER #2	HART	782	PL	O
ROBERT CALDWELL #1	ADAIR	1481	PR	O
JASON CAMFIELD #1	ADAIR	750	SI	O
PAT FAULKNER #1	GREEN	1836	SI	O
PAT FAULKNER #2	GREEN	1801	SI	O
ERNEST HAMMOND #1	RUSSELL	1740	PR	O
LARRY HARDIN #1	MONROE	404	PR	O
J.C. LASLEY #1	ADAIR	1620	PR	O
J.C. LASLEY #1A	ADAIR	1565	PR	O
J.C. LASLEY #2	ADAIR	1574	PR	O
J.C. LASLEY #3	ADAIR	1566	PR	O
J.C. LASLEY #4	ADAIR	1521	PR	O
J.C. LASLEY #5	ADAIR	1657	PR	O
SALLIE MACKIE #3	CUMBERLAND	442	SI	O
FLORENCE & ELSIE REYNOLDS #1	ALLEN	464	PR	O
FLORENCE & ELSIE REYNOLDS #2	ALLEN	462	PR	O
COLBY SMITH #1	ADAIR	1680	SI	O
D&M FARMS #1	HART	2250	SI	O
GERALDINE TURNER #1	GREEN	1905	PL	O
DETWEILER #1	HART	1025	PR	O
DETWEILER #2	HART	1000	PR	O
DETWEILER #3	HART	900	SI	O
DETWEILER #4	HART	950	SI	O
DETWEILER #5	HART	950	SI	O
DETWEILER #6	HART	900	SI	O
RALPH THOMPSON #1	HART	1225	PR	O
RALPH THOMPSON #2	HART	1100	SI	O
RALPH THOMPSON #3	HART	1200	SI	O
RALPH THOMPSON #4	HART	1100	SI	O
RALPH THOMPSON #5	HART	1000	SI	O
RALPH THOMPSON #6	HART	1000	SI	O
RANDY HATCHER #1	ADAIR	1574	SI	O

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

On July 12, 2011, US Natural Gas Corp (the “Company”) issued a press release stating that the upcoming Shareholder Meeting scheduled for July 15, 2011 would be rescheduled. The Company cited the delay in the closing date of the previously announced asset sale as cause for the meeting to be rescheduled. Reference is made to the asset sale in the Company’s quarterly report filed on Form 10-Q with the Securities and Exchange Commission on May 23, 2011. Further reference is made to the asset sale in Item 5 of Part II- Other Information.

On June 24, 2011, US Natural Gas Corp (the “Company”) adopted its 2011 Employee and Consultant Stock Compensation Plan (the “Plan”). The number of shares of common stock of the Company that are available for issuance under the Plan are 36,000,000 shares of the Company’s Common Stock, $0.001 par value. This Registration Statement on Form S-8 was filed with the Securities and Exchange Commission (the “Commission”) for the purposes of registering the 36,000,000 shares of the Company’s Common Stock issuable under the Plan.

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

This discussion should be read in conjunction with our financial statements included elsewhere in this report.

Revenues  for the nine months ended September 30, 2011 and 2010 were $118,829 and $201,029, respectively.  The decrease in revenues results from a decrease in gains incurred from the sale of oil and gas properties and equipment and the disassembling of our compressor station and installing a new compressor. The compressor station was shut down from mid March 2011 through Mid August, 2011. The Company had revenues of $707,858 for the period March 28, 2008 (inception) through September 30, 2011.  Over the next twelve months the Company anticipates an increase in revenues as it reworks, reopens and drills new wells through its wholly owned subsidiaries US Natural Gas Corp WV and US Natural Gas Corp KY.

Operating Expenses for the nine months ended September 30, 2011 and 2010 were $876,079 and $829,622, respectively. Operating expenses for the period from March 28, 2008 (inception) through September 30, 2011 were $4,328,493.  The Company anticipates that its operating expenses will increase over the next twelve months as it brings additional wells into production.

Net Loss for the nine months ended September 30, 2011 and 2010 was $441,652 and $473,625, respectively.  Net loss for the period from March 28, 2008 (inception)through September 30, 2011 was $3,171,543.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 and December 31, 2010 cash and cash equivalents were $11,474 and $ 1, respectively.

For the nine months ended September 30, 2011 and 2010 net cash used by operating activities was $351,411 and $520,010, respectively.  For the period from March 28, 2008 (inception) through September 30, 2011 net cash used by operating activities was $1,142,007.

For the nine months ended September 30, 2011 and 2010 net cash provided by investing activities was $32,268 and $244,339, respectively.  For the period March 28, 2008 (inception) through June 30, 2011 net cash used from investing activities was $94,484.

For the nine months ended September 30, 2011 and 2010 net cash provided by financing activities was $330,616 and $254,443, respectively.  For the period from March 28, 2008 (inception) through September 30, 2011 net cash provided by financing activities was $1,247,965

 PLAN OF OPERATION AND FINANCING NEEDS

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

In Kentucky, our plan is concentrate on the newly acquired Pine Grove Project located in Edmonson County, Kentucky. To date, we have placed 10 of the 25 wells capable of producing crude and/or natural gas into production with minimal work. We intend to address the remaining 15 wells and will completed the required work necessary to place these into production. The work required will vary on a well by well case and may include inspecting, repairing, and/or replacing flow lines, electrical, above ground completion components and tank batteries. If required, the Company will insert 4 1/2" casing down-hole to shut off any excess water production.

We will continue to place those previously producing wells acquired during 2009-2011 into production after following similar steps as stated above. Our emphasis will be placed on the Thompson and Detweiler leases once the work on the Pine Grove Project is completed. With the addition of our work-over rig, we believe we can more economically address each well to allow us to operate our wells and increase our oil production.

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

Recent Financings

For the nine months ended September 30, 2011, the Company raised $40,000 in private financing from accredited investors.  These funds were utilized for the daily operating activities of the company.  The investors purchased shares from the Company at a price of $.015 to $.01 per share.

See Notes I - Convertible Debenture Payable and L- Common Stock Issuances/Warrants located in Part 1: Financial Information for a detailed listing of unregistered sales of equity securities and use of proceeds.

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

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations, or cash flows.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K/A filed on May 19, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note L - Common Stock Issuances/Warrants located in Part 1: Financial Information for a detailed listing of unregistered sales of equity securities and use of proceeds.

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

ITEM 5. OTHER INFORMATION

On May 3, 2011, the Company received a Letter of Intent (“LOI”) from Northwest Florida Operations, Inc. (“Buyer”) for the purchase of certain assets and assumption of certain liabilities under control by US Natural Gas Corp WV. Under the terms of the LOI, the Company is to receive consideration in the amount of Two Million Dollars ($2,000,000) with Six Hundred Thousand Dollars ($600,000) to be paid at closing and the balance over a five year period and the Buyer is to assume approximately Two Million Dollars ($2,000,000) in liabilities. The transaction is scheduled to close on or before June 15, 2011. On June 15, 2011, the Buyer requested an extension for closing to on or before July 29, 2011 so that sufficient due diligence could be completed. On July 29, 2011, the Buyer requested an additional thirty days to close the transaction. As of the date of this filing, the Company has not agreed to the second extension nor agreed to close upon the original terms. There are no guarantees that the transaction will close. On October 31, 2011, the Company notified the Buyer that it was terminating further discussions pertaining to the asset acquisition due to failure of the Buyer to close on the agreed upon date.  The Company is currently in discussion with several parties interested in a joint venture, farm-out agreement, or acquisition of the Company's West Virginia Subsidiary.

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

3.8
Amended Articles of Incorporation filed with the Florida Department of State Division of Corporations on August 3, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

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

10.48	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of July 11, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.49
Common Stock Purchase Warrant Agreement between Tangiers Investors, LP and US Natural Gas Corp dated as of July 20, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.50	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of August 4, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.51	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.52
Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of August 5, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.53	Asset Purchase Agreement between Madison Brothers Investments, LLC and US Natural Gas Corp dated May 16, 2011. (Previously filed on the Quarterly Report on Form 10-Q with the SEC on August 22, 2011).

10.54*	Convertible Promissory Note between Asher Enterprises, Inc. and US Natural Gas Corp dated as of September 8, 2011.

10.55*	Securities Purchase Agreement between Asher Enterprises, Inc. and US Natural Gas Corp dated as of September 8, 2011.

10.56*	Convertible Promissory Note between Tangiers Investors, LP and US Natural Gas Corp dated as of August 23, 2011

21.1	List of Subsidiaries (Previously filed on the Annual Report on Form 10-K with the SEC on April 8, 2011).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Xbrl Instance Document

101.SCH**	Xbrl Taxonomy Extension Schema Document

101.CAL**	Xbrl Taxonomy Extension Calculation Linkbase Document

101.DEF**	Xbrl Taxonomy Extension Definition Linkbase Document

101.LAB**	Xbrl Taxonomy Extension Labels Linkbase Document

101.PRE**	Xbrl Taxonomy Extension Presentation Linkbase Document
_______________

* Filed herewith
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on November 14, 2011.

US Natural Gas Corp

Date: November 14, 2011	By:	/s/ Wayne Anderson
Wayne Anderson
President and Director
(Principal Executive Officer)

	By:	/s/ Jim Anderson
Vice President and Director

	By:	/s/ Chuck Kretchman
Chief Financial Officer
(Principal Financial Officer)