Form 10-Q
period 2019-06-30
Sylios Corp
filed 2019-08-19
CIK 1448695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2019

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number: 333-154799

SYLIOS CORP

(Exact name of registrant as specified in its charter)

Florida	26-2317506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 1st Ave N., Suite 901

St. Petersburg, FL 33701

(Address of principal executive offices, including Zip Code)

(727)-482-1505

(Issuer’s telephone number, including area code)

NOT APPLICABLE

(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,694,595 shares of common stock as of August 16, 2019.

2

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this quarterly report, “Sylios,” the “Company,” “we,” “us,” or “our” refer to Sylios Corp unless otherwise indicated.

3

SYLIOS CORP

JUNE 30, 2019

FORM 10-Q

SYLIOS CORP

(Formerly US Natural Gas Corp)

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$118	$28,005

Total current assets	118	28,005

PROPERTY AND EQUIPMENT, net	76,330	76,814

OTHER ASSETS
Oil and gas royalty interests	-	-
Oil and gas operating bonds	24,500	24,500
Investments in and advances to spun-off former subsidiaries:
The Greater Cannabis Company, Inc.	-	-
AMDAQ Corp	-	-

TOTAL ASSETS	$100,948	$129,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$61,358	$29,585
Accrued officer and director compensation	401,964	804,335
Accrued interest on notes payable	463,991	439,414
Notes payable, third parties	1,396,855	1,440,242
Notes payable, related parties	148,000	148,000
Loans, related parties	3,840	3,762
Derivative liability	1,174,261	8,683,257
Total current liabilities	3,650,269	11,548,595

Asset Retirement Obligations (ARO’s)	64,500	64,500
TOTAL LIABILITIES	3,714,769	11,613,095

STOCKHOLDERS’ DEFICIT
Preferred stock: 5,000,000 shares authorized, par value $.001, as of June 30, 2019 and December 31, 2018, there are the following shares outstanding:
Series A: 1,000,000 and 1,000,000, respectively	1,000	1,000
Series B: 0 and 0, respectively	-	-
Series C: 0 and 0, respectively	-	-
Series D: 100 and 100, respectively	-	-
Common stock: 750,000,000 shares authorized, par value $.001, as of June 30, 2019 and December 31, 2018, there are 11,694,595 and 5,909,113 shares outstanding, respectively.	11,695	5,909
Additional paid in capital	10,562,345	8,981,912
Accumulated Deficit	(14,188,861)	(20,472,597)

Total stockholders’ (deficit)	(3,613,821)	(11,483,776)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,948	$129,319

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

(Formerly US Natural Gas Corp)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2019 and 2018 (Unaudited)

	(Unaudited) June 30, 2019	(Unaudited) June 30, 2018
Revenue earned
Consulting fees	$2,500	$-

Total revenue earned	2,500	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $296,000 and $10,000, respectively	471,000	162,942
Professional fees (including stock-based compensation of $491,400 and $0, respectively)	564,900	2,694
Other operating expenses	85,282	7,999

Total operating expenses	1,121,182	173,635

Loss from operations	(1,118,682)	(173,635)

Other income (expenses)
Income from modification of convertible notes payable	-	343,540
Loss on conversions of notes payable	(111,977)	-
Derivative liability income (expense)	7,610,646	(98,938)
Amortization of debt discounts	(63,214)	(5,877)
Gain from marketable securities	7,283	-
Interest expense	(40,320)	(104,020)

Total other income (expenses)	7,402,418	134,705

Net income (loss) before provision for income taxes	6,283,736	(38,930)

Provision for income taxes	-	-

Net income (loss)	$6,283,736	$(38,930)

Basic and diluted income (loss) per common share	$.62	$(0.01)
Weighted average common shares outstanding – basic and diluted	10,191,467	2,737,471

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

(Formerly US Natural Gas Corp)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2019 and 2018 (unaudited)

	(Unaudited) June 30, 2019	(Unaudited) June 30, 2018
Revenue earned
Consulting fees	$2,500	$-

Total revenue earned	2,500	-

Operating Expenses
Officer and director compensation, including stock-based compensation of $0 and $10,000, respectively	87,500	87,500
Professional fees	3,500	-
Other operating expenses	14,709	2,834

Total operating expenses	105,709	90,334

Loss from operations	(103,209)	(90,334)

Other income (expenses)
Income from modification of convertible note payable	-	343,540
Derivative liability income (expense)	(28,503)	-
Amortization of debt discounts	(38,364)	-
Gain (loss) from marketable securities	(657)	-
Interest expense	(18,945)	(48,656)

Total other income (expenses)	(86,469)	294,884

Net income (loss) before provision for income taxes	(189,678)	204,550

Provision for income taxes	-	-

Net income (loss)	$(189,678)	$204,550

Basic and diluted income (loss) per common share	$(.02)	$0.07
Weighted average common shares outstanding – basic and diluted	11,672,771	2,737,471

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

(Formerly US Natural Gas Corp)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the three and six months ended June 30, 2019 and 2018 (unaudited)

For the six months ended June 30, 2019:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	100	$-	5,909,113	$5,909	$8,981,912	$(20,472,597)	$(11,483,776)
Unaudited:
Issuance of common stock in satisfaction of convertible debt and accrued interest					1,130,651	1,131	112,588		113,719
Issuance of common stock to consultant in satisfaction of account payable to consultant	-	-	-	-	37,500	37	14,963	-	15,000
Issuance of common stock chargeable as professional fees to Valvasone Trust and affiliate for services of independent financial advisor (7% stockholder of Company)	-	-	-	-	4,500,000	4,500	445,500	-	450,000
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	-	-	-	-	-	-	157,500	-	157,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	-	-	-	-	-	-	840,000	-	840,000
Round up shares after reverse split					509	1	(1)		-
Net income for the three months ended March 31, 2019	-	-	-	-	-	-	-	6,473,414	6,473,414
Balances at March 31, 2019	1,000,000	$1,000	100	$-	11,577,773	$11,578	$10,552,462	$(13,999,183)	$(3,434,143)
Issuance of restricted common stock to Company chief executive officer for director compensation for 1st quarter 2019					116,822	117	9,883		10,000
Net loss for the three months ended June 30, 2019								(189,678)	(189,678)
Balances at June 30, 2019	1,000,000	$1,000	100	$-	11,694,595	$11,695	$10,562,345	$(14,188,861)	$(3,613,821)

For the six months ended June 30, 2018:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,761,607)	$(3,882,786)
Net loss for the three months ended March 31, 2018 (as restated-see Note Q)	-	-	-	-	-	-	-	(243,480)	(243,480)
Balances at March 31, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(13,005,087)	$(4,126,266)
Net income for the three months ended June 30, 2018	-	-	-	-	-	-	-	204,550	204,550
Balances at June 30, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,800,537)	$(3,921,716)

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

(Formerly US Natural Gas Corp)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2019 and 2018 (Unaudited)

	(Unaudited) June 30, 2019	(Unaudited) June 30, 2018
OPERATING ACTIVITIES:
Net income (loss)	$6,283,736		$(38,930)
Adjustments to reconcile net income (loss) to net cash used from operating activities:
Depreciation	484		484
Stock-based professional fees relating to Valvasone Trust and affiliate	450,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to the Company CEO over accrued officer compensation settled charged to officer and director compensation	296,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to Valvasone Trust over notes payable and accrued interest settled charged to professional fees	41,400		-
Issuance of notes payable to Valvasone Trust for professional fees	20,000		-
Income from modification of non-convertible notes payable	-		(343,540)
Loss on conversion of notes payable	111,977		-
Derivative liability expense (income)	(7,610,646)		98,938
Amortization of debt discounts	63,214		5,877
Changes in operating assets and liabilities:
Accounts payable	46,773		-
Accrued officer and director compensation	151,629		162,942
Accrued interest on notes payable	40,318		104,020
Net cash provided (used) from operating activities	(105,115)		(10,209)

INVESTING ACTIVITIES:
Advances to spun-off former subsidiary, The Greater Cannabis Company, Inc.	-		(3,389)
Net cash used by investing activities	-		(3,389)

FINANCING ACTIVITIES:
Loans, related parties, net	78		(5,993)
Proceeds from notes payable	80,150		20,000
Repayment of note payable	(3,000)		-
Net cash provided from financing activities	77,228		14,007

NET INCREASE (DECREASE) IN CASH	(27,887)		409

CASH, BEGINNING OF PERIOD	28,005		2

CASH, END OF PERIOD	$118		$411

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-		$-
Interest paid	$-		$-
Non-cash investing and financing activities:
Issuance of notes payable to Valvasone Trust for professional services	$20,000		$-
Initial derivative liability charged to debt discounts	$107,150		$-
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	$157,500		$-
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	$840,000		$-
Issuance of common stock (total fair value of $113,917 in 2019) to convertible noteholders in satisfaction of:
Notes payable	$1,100		$-
Accrued interest	642		-
Subtotal	1,742		-
Loss on conversion of notes payable	111,977		-
Total fair value of common stock issued	$113,719	$
Issuance of common stock to consultant in settlement of account payable to consultant	$15,000		$-
Issuance of common stock in satisfaction of accrued director’s compensation	$10,000		$-

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE A – ORGANIZATION

Sylios Corp (f/k/a US Natural Gas Corp) (“Sylios”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008 under the name of Adventure Energy, Inc. Sylios has four wholly owned subsidiaries: (i) US Natural Gas Corp KY (“USNG KY”), a corporation incorporated in Florida on February 1, 2010; (ii) US Natural Gas Corp WV (“USNG WV”) a corporation incorporated in Tennessee on August 25, 2009 and redomiciled in Florida on April 26, 2010; (iii) E 3 Petroleum Corp (“E 3”) a corporation incorporated in Florida on February 2, 2010; and (iv) 1720 RCMG, LLC (“RCMG”) a limited liability company formed in the State of Florida on July 24, 2019.

Effective March 10, 2017, Sylios distributed approximately 80.01% of the common stock of The Greater Cannabis Company, Inc. (“GCAN”), a former wholly owned subsidiary of Sylios organized in Florida on March 13, 2014. Please see NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES for further information.

Effective October 2, 2017, Sylios distributed approximately 41.05% of the common stock of AMDAQ Corp (formerly E 2 Investments, LLC) (“AMDAQ”), a former wholly owned subsidiary of Sylios organized in Florida on July 20, 2009. Please see NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES and NOTE P- SUBSEQUENT EVENTS for further information.

Effective December 28, 2018, Sylios effected a 1 share for 4,000 shares reverse stock split of its common stock reducing the number of issued and outstanding shares of its common stock from 10,949,884,000 to 2,737,471 shares. The accompanying financial statements retroactively reflect the reverse stock split.

Sylios owns vacant land in Macon, GA, which subject to receipt of adequate financing, it plans upon developing a storage facility for customer rentals. Please see NOTE C - PROPERTY AND EQUIPMENT for further information. USNG KY was granted royalty interests in 13 oil and gas wells in Kentucky (that had been shut-in since 2014) that it had acquired several years prior to the year ended December 31, 2017, which were sold to a third party in 2018. Please see NOTE D - OIL AND GAS ROYALTY INTERESTS for further information.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Sylios Corp and its wholly owned subsidiaries, US Natural Gas Corp KY, US Natural Gas Corp WV, E 3 Petroleum Corp and 1720 RCMG, LLC. All inter-company balances and transactions have been eliminated in consolidation.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no cash equivalents.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is not more likely than not that a deferred tax asset will be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for the derivative liability, we had no financial assets or liabilities carried and measured at fair value on a recurring or nonrecurring basis during the periods presented.

Oil and Gas Properties

The Company has adopted the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, costs of developmental wells on properties the Company has no further interest in, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When a property is determined to contain proved reserves, the capitalized costs of such properties are transferred from unproved properties to proved properties and are amortized by the unit-of-production method based upon estimated proved developed reserves. To the extent that capitalized costs of groups of proved properties having similar characteristics exceed the estimated future net cash flows, the excess, if any, of capitalized costs are written down to the present value of such amounts. Estimated future net cash flows are determined based primarily upon the estimated future proved reserves related to the Company’s current proved properties and, to a lesser extent, certain future net cash flows related to operating and related fees. The Company follows U.S. GAAP in Accounting for Impairments.

On sale or abandonment of an entire interest in a proved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in a proved property is sold, the amount received is treated as a reduction of the cost of the interest retained. (Please see NOTE D - OIL AND GAS ROYALTY INTERESTS for further information.).

Derivative Liabilities

We evaluate convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Long-lived Assets

Long-lived assets such as property and equipment and intangible assets are periodically reviewed for impairment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Marketable Equity Securities

Marketable equity securities are stated at market value with unrealized gains and losses included in operations. The Company has classified its marketable equity securities as trading securities.

Deferred Financing Costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments are fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.

Advertising Costs

Advertising costs are expensed as incurred. For the periods presented, we had no advertising costs.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the six months ended June 30, 2019 and 2018, the Company excluded 58,713,064 and 2,628,416 shares, respectively relating to convertible notes payable to third parties (Please see NOTE H - NOTES PAYABLE, THIRD PARTIES for further information), 7,800,000 and 7,800,000 shares, respectively, relating to the Series A Preferred stock and 31,250,000 and 1,562,500 shares, respectively, relating to the Series D Preferred stock from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ASU 2014-09 has not had any significant effect on our Financial statements for the periods presented.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU No. 2016-02 has not had any significant effect on our Financial statements for the periods presented.

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted.

The Company has early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE L - CAPITAL STOCK for further information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments included in the Company’s financial statements include cash, accounts payable and accrued expenses, accrued interest payable, loans payable to related parties, notes payable to third parties, notes payable to related parties and derivative liability. Unless otherwise disclosed in the notes to the financial statements, the carrying value of financial instruments is considered to approximate fair value due to the short maturity and characteristics of those instruments. The carrying value of debt approximates fair value as terms approximate those currently available for similar debt instruments.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2019	December 31, 2018
	(Unaudited)
Land and storage facility costs development plans (pledged as security for promissory note of $75,000. Please see NOTE – I for further information)	75,000	75,000
Computer Software	20,000	20,000
Furniture, Fixtures and Equipment	10,828	10,828
Total	105,828	105,828
Accumulated depreciation and depletion	(29,498)	(29,014)

Net property and equipment	$76,330	$76,814

On October 6, 2018, the Company entered into a Commercial Real Estate Purchase and Sale Agreement with the Company’s President for the purchase of a .92 acre of land located in Bibb County, GA. The purchase price for the land was $40,000.

On this same date, the Company entered into an Asset Purchase Agreement with its President for the purchase of all architectural and engineering plans for the development of a storage facility to be constructed on the .92 acre of land. The purchase price for these assets was $35,000.

The Company issued its President a Note in the amount of $75,000 on this same date. The Note has a term of one year and bears interest at 3%. The Company’s first payment in the amount of $15,000 was due within 90 days of an effective reverse stock split. As of the date of issuance of these Financial statements, except for a $5,000 payment made by the Company to the Company’s president on November 12, 2018, the Company has not made any payment against the Note.

The Company uses the straight-line method of depreciation for computer software and furniture, fixtures and equipment over the estimated useful lives of the respective assets. For the six months ended June 30, 2019 and 2018, depreciation expense relating to property and equipment was $484 and $484, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE D - OIL AND GAS ROYALTY INTERESTS

Oil and gas royalty interests consist of:

	June 30, 2019	December 31, 2018
(Unaudited)
Royalty interests in 13 wells located in Kentucky, acquired in 2009, shut-in since 2014, and sold to Soligen Technologies, Inc. on May 10, 2018 (1)	$-	$-
Royalty interest in oil well located in Fentress County, Tennessee, acquired in September 2015 and shut-in since September 2015. (2)	-	-
Royalty interest in oil well located in Cumberland County, Kentucky, acquired in September 2015 and shut-in since September 2015. (3)	-	-

Totals	$-	$-

(1)	Pursuant to an Asset Purchase Agreement dated May 10, 2018, USNG KY was granted a royalty interest resulting from the sale of these wells equal to 30% of the gross proceeds of production from the 13 wells and 10% of the gross proceeds of production from any new drilled wells on the sold leases up to a maximum of $140,000. From 2014 to the date of issuance of these financial statements, there has been no production from these wells.

No gain or loss has been recognized from the sale of these wells. No guaranteed royalty revenue was granted to the Company in the sale, only a royalty interest dependent on future production. There was no remaining carrying value for these wells at the time of the sale as the wells were fully impaired prior to the year ended December 31, 2017.

(2)	Represents a 79.5% royalty interest up to $11,500 and a 15% royalty interest thereafter. From September 2015 to the date of issuance of these financial statements, there has been no production from this well. Effective December 31, 2018, the Company recognized an impairment loss of $7,500 and reduced the carrying cost of this asset from $7,500 to $0.

(3)	Represents a 5% royalty interest. From September 2015 to the date of issuance of these financial statements, there has been no production from this well. Effective December 31, 2018, the Company recognized an impairment loss of $2,500 and reduced the carrying cost of this asset from $2,500 to $0.

NOTE E – OIL AND GAS OPERATING BONDS

The Company is required to put up for bond either cash or a Surety bond for each well it elects to act as operator. The amount of the bond is calculated based on the total depth of the well. In the event the Company were to abandon the wells, the Kentucky Department of Natural Resources would claim the cash bond and use the funds for reclamation.

The Company hopes to reclaim the cash bonds totaling $24,500 for the 13 wells sold in the Asset Purchase Agreement with Soligen Technologies, Inc. when Soligen replaces the Company’s cash bonds by funding with its own bond, which has not yet occurred at the date of issuance of these financial statements. Please see NOTE D - OIL AND GAS ROYALTY INTERESTS for further information.

NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES

The Greater Cannabis Company, Inc.

Effective March 10, 2017, in connection with a partial spin-off of The Greater Cannabis Company, Inc. (“GCAN”) from the Company, the Company issued a total of 26,905,969 shares of GCAN common stock. 5,378,476 shares were issued to itself (representing 19.9% of the issued and outstanding shares of GCAN common stock after the spin-off) and 21,527,493 shares were issued to the stockholders of record of the Company on February 3, 2017 on the basis of one share of GCAN common stock for each 500 shares of the Company’s common stock held (representing 80.1% of the issued and outstanding shares of GCAN common stock after the spin-off). The related Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on August 31, 2017. The Financial Industry Regulatory Authority (“FINRA”) cleared the quotation of GCAN common stock on July 10, 2018 under the symbol “GCAN.”

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF SUBSIDIARIES (continued)

Generally accepted accounting principles in the United States require that an entity’s distribution of shares of a wholly owned or consolidated subsidiary to be recorded based on the carrying value of the subsidiary. The partial spin-off was recorded at the carrying value of GCAN’s net assets which was a deficit of $113,922 as of March 10, 2017, as follows:

ASSETS	$-

LIABILITIES
Notes payable to Sylios	$104,557
Accrued interest on notes payable to Sylios	7,604
Loans payable to related parties:
Due to Chief Executive Officer of Sylios	1,477
Due to two subsidiaries of Sylios	284
Total liabilities	113,922
Net Assets	$(113,922)

Operations of GCAN for the period January 1, 2017 to March 10, 2017 (while GCAN was a wholly owned subsidiary of the Company) have been included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017, as follows:

Revenues	$-

Expenses:
Selling, general and administrative	$4,557
Interest	577
Total expenses	5,134
Net loss	$(5,134)

Since GCAN had negative assets at the March 10, 2017 effective date of the spin-off, the Company recorded its 19.9% investment in GCAN at $0.

At June 30, 2019 and December 31, 2018, the Company held 628,476 (1.81% of the issued and outstanding common shares) and 5,378,476 (16.87% of the issued and outstanding common shares) shares of common stock of GCAN, respectively. On January 9, 2019, the Company transferred 4,000,000 shares of GCAN common stock (fair value of $840,000) to Wayne Anderson to satisfy liabilities of $544,000. Also, on January 9, 2019 the Company transferred 750,000 shares of GCAN common stock (fair value of $157,500) to Valvasone Trust to satisfy liabilities of $116,100.

AMDAQ Corp

On September 1, 2017, AMDAQ Corp (“AMDAQ”) acquired AMDAQ, Ltd. (“Limited”), a corporation formed under the Registrar of Companies for England and Wales in March 2016, in exchange for 15,000,000 shares of AMDAQ common stock (representing approximately 46% of the 32,552,818 issued and outstanding shares of AMDAQ common stock after the transaction). As of the September 1, 2017 acquisition date. Limited had no assets and no liabilities. For the period from January 1, 2017 to September 1, 2017, Limited had no revenues and expenses of $12,327. From September 1, 2017 to October 2, 2017, Limited had no revenues and no expenses.

Effective October 2, 2017, in connection with a partial spin-off of AMDAQ from the Company, the Company issued a total of 17,552,626 shares of AMDAQ common stock. 2,956,650 shares were issued to itself (representing 9.1% of the issued and outstanding shares of AMDAQ common stock after the spin-off) and 14,595,976 shares were issued to the stockholders of record of the Company on September 15, 2017 on the basis of one share of AMDAQ common stock for each 750 shares of the Company’s common stock held (representing 44.8% of the issued and outstanding shares of AMDAQ common stock after the spin-off). AMDAQ plans to file a Registration Statement on Form S-1 during the fourth quarter of 2019.

Generally accepted accounting principles in the United States require that an entity’s distribution of shares of a wholly owned or consolidated subsidiary to be recorded based on the carrying value of the subsidiary. The partial spin-off was recorded at the carrying value of AMDAQ’s net assets which was a deficit of $21,319 as of October 2, 2017, as follows:

ASSETS
Loans receivable from USNG KY	$41,714
Total assets	41,714
LIABILITIES
Loans payable to Sylios:	$63,033
Total liabilities	63,033
Net Assets	$(21,319)

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES (continued)

AMDAQ had no revenues or expenses for the period January 1, 2017 to October 2, 2017 (while AMDAQ was a subsidiary of the Company).

Since AMDAQ had negative assets at the October 2, 2017 effective date of the spin-off, the Company recorded its 9.1% investment in AMDAQ at $0.

On October 16, 2017, AMDAQ acquired 1,000,000 Ethereum compliant tokens from two business associates in exchange for 3,000,000 shares of AMDAQ common stock.

At June 30, 2019 and December 31, 2018, the Company held 2,956,650 (13.47% of the issued and outstanding common shares) and 2,956,650 (7.69% of the issued and outstanding common shares) shares of common stock of AMDAQ, respectively. On January 7, 2019, the prior owner of AMDAQ, Ltd and the prior owners of the AMDAQ tokens agreed to a reduction in the number of common shares of AMDAQ Corp that they would retain. Of the 15,000,000 shares of AMDAQ Corp common stock issued to the prior owner of AMDAQ, Ltd, 7,500,000 were returned to AMDAQ Corp to be retired. Of the 3,000,000 shares of AMDAQ Corp common stock issued for the purchase of the AMDAQ tokens, 1,500,000 were returned to AMDAQ Corp to be retired.

NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Pursuant to April 1, 2015 Employment Agreement	$6,964	$561,835
Pursuant to April 1, 2018 Employment Agreement	337,500	202,500
Pursuant to January 5, 2011 Board of Directors Service Agreement	-	-
Pursuant to January 2, 2018 Board of Directors Service Agreement	57,500	40,000

Total	$401,964	$804,335

For the year ended December 31, 2018 and the three and six months ended June 30, 2019, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balance, December 31, 2017	506,393	70,000	576,393
Officer’s/director’s compensation for year ended December 31, 2018	257,942	80,000	337,942
Issuance of 2,176,617 restricted shares of common stock (with a fair value of $87,500 at a $70,000 agreed reduction of the liability) on December 31, 2018	-	(70,000)	(70,000)
Issuance of 995,025 restricted shares of common stock (with a fair value of $40,000) on December 31, 2018	-	(40,000)	(40,000)
Balance, December 31, 2018	764,335	40,000	804,335
Officer’s/director’s compensation for three months ended March 31, 2019	67,500	20,000	87,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock from the Company to the Company’s sole officer and director	(544,000)	-	(544,000)
Balance March 31, 2019 (unaudited)	287,835	60,000	347,835
Officer’s/director’s compensation for three months ended June 30, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended June 30, 2019	(10,871)	(12,500)	(23,371)
Issuance of 116,822 restricted shares of common stock (with a fair value of $10,000) on April 10, 2019	-	(10,000)	(10,000)
Balance June 30, 2019 (unaudited)	$344,464	$57,500	$401,964

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC (“Armada”), with interest at 8% payable at maturity with principal (default interest rates ranging from 18% to 24%); convertible into shares of common stock at a variable conversion price equal to 50% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date:
Issue date October 9, 2018, maturity date of October 9, 2019- net of unamortized debt discount of $8,302 and $23,178 at June 30, 2019 and December 31, 2018, respectively	21,698	6,822
Issue date December 31, 2018, maturity date of December 31, 2019- net of unamortized debt discount of $16,636 and $33,000 at June 30, 2019 and December 31, 2018, respectively	16,364	-
Amended and Restated Replacement Convertible Promissory Note, Issue date February 12, 2019, maturity date of February 12, 2019- net of amounts converted into Sylios common stock and net of unamortized debt discount of $13,763 and $0 at June 30, 2019 and December 31, 2018, respectively	6,637	-
Issue date February 18, 2019, maturity date of February 18, 2020- net of unamortized debt discount of $7,373 and $0 at June 30, 2019 and December 31, 2018 respectively	4,177	-
Issue date June 5, 2019, maturity date of June 5, 2020- net of unamortized debt discount of $15,370 and $0 at June 30, 2019, December 31, 2018, respectively	1,130	-
Subtotal Armada	50,006	6,822
Unsecured Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC (“Darling”), all in technical default, with interest at 12% payable at maturity with principal (default interest rates ranging from 18% to 22%); convertible into shares of common stock at a variable conversion price equal to 40% of the Market Price (20% for the note due March 7, 2018), which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date.
Issue date January 28, 2017, maturity date September 28, 2017, net of amounts converted into Sylios common stock	3,984	3,984
Issue date February 1, 2017, maturity date November 30, 2017, net of amounts converted into Sylios common stock	4,742	4,742
Issue date February 13, 2017, maturity date November 30, 2017	10,000	10,000
Issue date March 7, 2017, maturity date March 7, 2018, - net of amounts converted into Sylios common stock	10,000	10,000
Issue date January 9, 2019, maturity date January 9, 2020, -net of unamortized debt discount of $6,610 and $0 at June 30, 2019 and December 31, 2018, respectively	5,890	-
Subtotal Darling	34,616	28,726
Unsecured Convertible Promissory Notes payable to Tangiers Investment Group, LLC (“Tangiers”), all in technical default, with interest ranging from 0% to 15% payable at maturity with principal (default interest rates ranging from 0% to 20%); except for the March 16, 2016 Promissory Note, convertible into shares of common stock at a variable conversion price equal to 50% of the Market Price (40% for the note due April 25, 2014), which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date.
Issue date April 2, 2014, maturity date April 2, 2015, net of amounts converted into Sylios common stock	5,500	3,086
Issue date April 28, 2014, maturity date April 28, 2015, net of amounts converted into Sylios common stock	521	521
Issue date June 2, 2014, maturity date June 2, 2015, net of amounts converted into Sylios common stock	26,086	26,086

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - NOTES PAYABLE, THIRD PARTIES (continued)

Issue date August 12, 2014, maturity date August 12, 2015	112,500	112,500
Issue date July 3, 2014, maturity date July 3, 2015	50,000	50,000
Issue date June 3, 2015, maturity date June 3, 2016	17,250	17,250
Issue date March 16, 2016, maturity date June 14, 2016	17,500	17,500
Issue date January 27, 2017, maturity date January 27, 2018	55,000	55,000
Subtotal Tangiers	284,357	281,943
Unsecured Convertible Promissory Notes payable to Bullfly Trading Company, Inc. (“Bullfly”), all in technical default until assigned to Armada on February 12, 2019, with interest at 15% payable at maturity with principal, convertible into shares of common stock at a conversion price equal to a 50% discount to the 5-day moving bid average:
Issue date June 1, 2016, maturity date December 1, 2016	-	4,000
Issue date July 11, 2016, maturity date January 11, 2017	-	4,000
Subtotal Bullfly	-	8,000
Unsecured Convertible Promissory Notes payable to Mountain Properties, Inc. (“Mountain”), all in technical default until assigned to Armada on February 12, 2019, with interest at 15% payable at maturity with principal, convertible into shares of common stock at a conversion price equal to a 50% discount to the 5-day moving bid average:
Issue date February 24, 2016, maturity date August 24, 2016	-	7,500
Subtotal Mountain	-	7,500
Secured Renewal Notes payable to SLMI Energy Holdings, LLC (“SLMI”), with interest at 3% payable on demand with principal, secured by substantially all assets of the Company per UCC filing dated June 30, 2015:
Issue date June 6, 2018 (renewing note dated September 4, 2009)	790,000	790,000
Issue date June 6, 2018 (renewing note dated November 12, 2009)	120,000	120,000
Subtotal SLMI	910,000	910,000
Secured Note payable to MTEL Investment and Management (“MTEL”) in technical default, with interest of $50,000 payable at maturity with principal:
Issue date January 11, 2010, maturity date July 10, 2010	100,000	100,000
Subtotal MTEL	100,000	100,000
Unsecured Notes payable to Valvasone Trust (“Valvasone”), all in technical default until satisfied on January 9, 2019, with interest at 3% payable at maturity with principal:
Issue date October 7, 2013, maturity date January 31, 2014	-	10,000
Issue date March 30, 2014, maturity date June 30, 2014	-	15,000
Issue date January 11, 2016, maturity date March 31, 2016	-	22,000
Issue date July 1, 2017, maturity date September 30, 2017	-	40,000
Subtotal Valvasone	-	87,000
Unsecured Note payable to Mt. Atlas Consulting (“Atlas”) in technical default, with interest at 20% payable at maturity with principal:
Issue date November 17, 2017, maturity date April 17, 2018	4,000	4,000
Subtotal Atlas	4,000	4,000
Unsecured Promissory Note payable to Jefferson Street Capital (“Jefferson”), with interest at 8% payable at maturity with principal:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $7,373 and $0 at June 30, 2019 and December 31, 2018, respectively	4,177	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $8,657 and $0 at June 30, 2019 and December 31, 2018, respectively	2,343	-
Subtotal Jefferson	6,520
Unsecured Promissory Note payable to BHP Capital NY, Inc. (“BHP”), with interest at 8% payable at maturity with principal:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $7,373 and $0 at June 30, 2019 and December 31, 2018, respectively	4,177	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $8,657 and $0 at June 30, 2019 and December 31, 2018, respectively	2,343	-
Subtotal BHP	6,520
Unsecured Promissory Note payable to Pacific Stock Transfer Company (“Pacific”) in technical default, with interest at 5% payable at maturity with principal:
Issue date August 11, 2017, maturity date November 11, 2017	3,250	6,250
Subtotal Pacific	3,250	6,250
Total	$1,396,855	$1,440,242

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - NOTES PAYABLE, THIRD PARTIES (continued)

Concentration of Debt Due Lenders:

	SLMI	Tangiers	Other	Total

June 30, 2019
Promissory notes payable, net of discount	$910,000	$284,357	$204,912	$1,396,855
Accrued interest:
Stated interest	292,934	91,111	79,946	463,991
Additional default interest	-	-	-	-
Total accrued interest	292,934	91,111	79,946	463,991
Total debt (Unaudited)	$1,202,934	$375,468	$284,858	$1,860,846

December 31, 2018
Promissory notes payable, net of discount	$910,000	$281,943	$248,299	$1,440,242
Accrued interest:		-
Stated interest	279,284	79,145	80,985	439,414
Additional default interest	-	-	-	-
Total accrued interest	279,284	79,145	80,985	439,414
Total debt	$1,189,284	$361,088	$329,284	$1,879,656

Interest expense consists of:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stated interest	$18,945	$19,856	$40,320	$39,693
Additional default interest	-	28,820	-	64,347

Totals	$18,945	$48,676	$40,320	$104,040

The stated interest and additional default interest expense relates to the following lenders:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SLMI	$	$	$	$
Stated Interest	6,825	7,140	13,650	13,650
Additional default interest	-	12,267	-	30,667
Total SLMI	6,825	19,407	13,650	44,317

Tangiers:
Stated Interest	5,983	5,920	11,966	11,820
Additional default interest	-	12,656	-	25,689
Total Tangiers	5,983	18,576	11,966	37,509

Other lenders
Stated Interest	6,029	6,796	14,704	14,223
Additional default interest	-	3,897	-	7,991
Total others	6,029	10,693	14,704	22,214

Totals
Stated Interest	18,945	19,856	40,320	39,693
Additional default interest	-	28,820	-	64,347
Total all Lenders	$18,945	$48,676	$40,320	$104,040

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE H - NOTES PAYABLE, THIRD PARTIES (continued)

Income from modification of convertible and non-convertible notes payable consists of:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Waiver of prior and future additional default interest pursuant to debt modifications with SLMI Energy Holdings, LLC on June 8, 2018 (1)	$-	$343,540	$-	$343,540
Waiver of prior and future additional default interest pursuant to debt modifications with Darling Capital, LLC on December 6, 2018 (2)	-	-	-	-
Waiver of prior and future additional default interest pursuant to debt modifications with Tangiers Investment Group, LLC on December 18, 2018 (2)	-	-	-	-

Total	$-	$343,540	$-	$343,540

(1) The debt modifications with SLMI Energy Holdings, LLC (“SLMI”) provide that in the event that the Company does not make a payment to SMLI within 30 days written notice of demand by SLMI, all unpaid interest accruing since September 4, 2009 (in the case of the original September 4, 2009 Note) and accruing since November 12, 2009 (in the case of the original November 12, 2009 Note) shall accrue at a 18% default interest rate rather than the 3% stated interest rate in the Renewal Notes. If that had occurred on December 31, 2018, the additional default interest accruable would have been approximately $1,200,000. As of the date of the issuance of these financial statements, SLMI has not provided the Company any notice of demand for payment and accordingly, the Company is not in default of these obligations.

(2) As of the date of the issuance of these financial statements, waivers of the additional default interest for both Darling and Tangiers obligations remain in effect. However, the Company is still in technical default for the principal and stated interest of these significantly past-due convertible promissory notes.

Gain on settlement of convertible notes payable consists of:

	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Company payment of $15,000 on October 5, 2018 in full and final settlement of $130,298 debt and $83,100 accrued interest due Beaufort Capital Partners, LLC	$-	$-	$-	$-

Total	$-	$-	$-	$-

Convertible Note Conversions:

During the six months ended June 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
2/7/2019	$—	$642	$642	$0.00108	594,066	Darling
2/20/2019	1,100	—	1,100	0.00205	536,585	Armada
	$1,100	$642	$1,742		1,130,651

Loss on conversions of notes payable consists of:

	Three Months Ended		Six Months
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Armada convertible notes	$-	$-	$(52,599)	$-
Beaufort convertible notes	-	-	-	-
Darling convertible notes	-	-	(59,418)	-
Tangiers convertible notes	-	-	-	-
Other convertible notes	-	-	-	-

Total	$-	$-	$(111,977)	$-

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE I - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Secured Promissory Note dated October 6, 2018 payable to Wayne Anderson, CEO of the Company, interest at 3%, due October 6, 2019	$70,000	$70,000
Unsecured Promissory Note dated September 15, 2017, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 3%, due September 15, 2018	78,000	78,000

Total	$148,000	$148,000

The Secured Promissory Note dated October 6, 2018 payable to Wayne Anderson (originally in the amount of $75,000) is secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement relating to the property located in Macon, Georgia (Please see NOTE C – PROPERTY AND EQUIPMENT for further information). The Note provides for the Company to make a first payment of $15,000 within 90 days of an effective reverse stock split. As of the date of issuance of these Financial statements, except for a $5,000 payment made by the Company to Mr. Anderson on November 12, 2018, the Company has not made any payment against the Note.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE J - DERIVATIVE LIABILITY

The derivative liability at June 30, 2019 and December 31, 2018 consisted of:

	June 30, 2019	December 31, 2018
	(Unaudited)
Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	$346,238	$1,076,786
Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	221,815	2,248,272
Convertible Promissory Notes payable to Tangiers Investment Group, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	535,277	5,354,400
Convertible Promissory Notes payable to Bullfly Trading Company, Inc. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	-	1,960
Convertible Promissory Note dated February 24, 2016 payable to Mountain Properties, Inc. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	-	1,838
Convertible Promissory Note payable to Jefferson Street Capital, LLC. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	35,466	-
Convertible Promissory Note payable to BHP Capital NY, Inc. Please see NOTE H – NOTES PAYABLE, THIRD PARTIES for further information	35,466	-
Total derivative liability	$1,174,262	$8,683,257

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE J - DERIVATIVE LIABILITY (continued)

The Convertible Promissory Notes (the “Notes”) contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the Notes is indeterminate. Accordingly, we have recorded the fair value of the embedded conversion features as a derivative liability at the respective issuance dates of the notes and charged the applicable amounts to debt discounts (limited to the face value of the respective notes) and the remainder to other expenses. The increase (decrease) in the fair value of the derivative liability from the respective issue dates of the notes to the measurement dates is charged (credited) to other expense (income).

The fair value of the derivative liability was measured at the respective issuance dates and at June 30, 2019 and December 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at June 30, 2019 were (1) stock price of $0.02 per share, (2) conversion prices ranging from $0.00205 to $0.01 per share, (3) terms ranging from 6 months to 324 days, (4) expected volatility of 1225%, and (5) risk free interest rates ranging from 1.93% to 2.06%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2018 were (1) stock price of $0.0402 per share, (2) conversion prices ranging from $0.0008 to $0.164 per share, (3) terms ranging from 6 months to 12 months, (4) expected volatility of 1080%, and (5) risk free interest rates ranging from 2.56% to 2.63%.

Derivative liability income (expense) consists of:

	Three Months Ended		Six Months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beaufort convertible notes	$-	$-	$-	$(82,945)
Armada convertible notes	(8,571)	-	778,598	-
Darling convertible notes	-	-	2,038,957	43,804
Tangiers convertible notes	-	-	4,819,124	(71,717)
Other convertible notes	(19,932)	-	(26,033)	11,920

Total	$(28,503)	$-	$7,610,646	$(98,938)

NOTE K – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future plugging and abandonment costs relating to the 13 oil and gas wells located in Kentucky, which were sold to Soligen Technologies, Inc. (“Soligen”) on May 10, 2018 (Please see NOTE D -OIL AND GAS ROYALTY INTERESTS for further information). The $64,500 liability was estimated by management at December 31, 2018 based upon a number of factors including the depth of the wells and the regional reclamation, plugging and abandonment costs. No change in the estimate of $64,500 has been recognized from December 31, 2016 to June 30, 2019.

If and when Soligen replaces our operating bond on deposit with the Kentucky Department of Natural Resources, Soligen will then become responsible for the asset retirement obligations relating to the 13 wells and we will writeoff the then balance of the asset retirement obligations liability.

NOTE L - CAPITAL STOCK

Preferred Stock

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series A Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series A Preferred Stock shall be as hereinafter described. The holders of Series A Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series of Preferred Stock while Series A Preferred shares are outstanding.

The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares. At June 30, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described. The holders of Series B Preferred Stock shall not be entitled to receive dividends. The holders of Series B Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series B Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of ten shares of common stock for each share of series B Preferred Stock. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Three Hundred Thousand (300,000) shares. At June 30, 2019 and December 31, 2018 there are 0 and 0 shares issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE L - CAPITAL STOCK (continued)

On April 14, 2011, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series C Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series C Preferred Stock shall be as hereinafter described. The holders of Series C Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series C Preferred shares are outstanding. The holders of Series C Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series C Preferred Stock held on a forty votes per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series C Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of forty shares of common stock for each share of series C Preferred Stock. The Board of directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series C Preferred Stock (the “Series C Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series C Preferred Stock was One Million (1,000,000) shares. At June 30, 2019 and December 31, 2018, there are 0 and 0 shares issued and outstanding, respectively

On November 14, 2017, the Company’s Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series D Preferred Stock” with a stated value of $0.001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series D Preferred Stock shall be as hereinafter described. The holders of Series D Preferred Stock shall not be entitled to receive dividends.

The holders of Series D Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. If at least one share of Series D Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series D Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series A, plus Series B, plus Series C Preferred Stocks which are issued and outstanding at the time of voting. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series D Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock upon the following formula:

Calculation- Each individual share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[5000]

divided by:

[.80 times the lowest closing price of the Company’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion remitted to the Company by the Series D Preferred stockholder]

The number of authorized shares constituting the Series D Preferred Stock was Five Hundred Thousand (500,000) shares. At June 30, 2019 and December 31, 2018, there are 100 and 100 shares issued and outstanding, respectively.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. A vote by the holders of a majority of the Company’s outstanding voting shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE L - CAPITAL STOCK (continued)

In April 2018, the Board of Directors approved a 1:4000 reverse stock split. On December 7, 2018, the Company filed a new Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”) for the Company’s approved 1:4000 reverse stock split. On December 27, 2018, the Company was notified by FINRA that it had sufficient information to pass on the corporate action. The Company’s common stock began trading on a post-split basis beginning on December 28, 2018 (the “Effective date”). The trading symbol for the Company’s common stock was changed to “UNGSD” for the first twenty business days including the effective date, thereafter the trading symbol reverted back to “UNGS.”

Common Stock and Preferred Stock Issuances

For the six months ended June 30, 2019 and fiscal years ended December 31, 2018 and December 31, 2017, the Company issued and/or sold the following unregistered securities:

2019

On January 4, 2019, the Company issued 37,500 shares of its common stock (with a fair value of $14,959) in satisfaction of $15,000 in accounts payable due a consultant.

On January 7, 2019, the prior owner of AMDAQ, Ltd and the prior owners of the AMDAQ tokens agreed to a reduction in the number of common shares of AMDAQ Corp that they would retain. Of the 15,000,000 shares of AMDAQ Corp common stock issued to the prior owner of AMDAQ, Ltd, 7,500,000 were returned to AMDAQ Corp to be retired. Of the 3,000,000 shares of AMDAQ Corp common stock issued for the purchase of the AMDAQ tokens, 1,500,000 were returned to AMDAQ Corp to be retired.

On February 7, 2019, the Company issued 594,066 shares of its common stock to a convertible noteholder in satisfaction of $642 accrued interest. The $59,418 excess of the $60,060 fair value of the 594,066 shares over the $642 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2019.

On February 14, 2019, the Company issued 3,000,000 shares of its common stock to Valvasone Trust as payment for services rendered on behalf of the Company. The $300,000 fair value of the 3,000,000 shares was charged to professional fees in the three months ended March 31, 2019.

On February 14, 2019, the Company issued 1,500,000 shares of its common stock to a Valvasone Trust affiliate as payment for services rendered on behalf of the Company. The $150,000 fair value of the 1,500,000 shares was charged to professional fees in the three months ended March 31, 2019.

On February 20, 2019, the Company issued 536,585 shares of its common stock to a convertible noteholder in satisfaction of $1,100 notes payable. The $52,559 excess of the $53,659 fair value of the 536,585 shares over the $1,100 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2019.

On April 17, 2019, the Company issued 116,822 shares of its common stock to Wayne Anderson, the Company’s chief executive officer and sole officer and director of the Company, in satisfaction of $10,000 director’s stock-based compensation for the first quarter of calendar year 2019.

2018

In December 2018, the Company issued 995,025 shares of its common stock (with a fair value of $40,000) to Wayne Anderson, the Company’s chief executive officer and sole officer and director of the Company, in satisfaction of $40,000 accrued director’s compensation for the calendar year 2018.

In December 2018, the Company issued 2,176,617 shares of its common stock (with a fair value of $70,000) to Wayne Anderson in satisfaction of $70,000 accrued director’s compensation for the calendar years 2011-2017.

2017

In January 2017, the Company issued 21,875 shares of common stock to Wayne Anderson in satisfaction of $7,000 accrued officer compensation. The $10,500 excess of the $17,500 fair value of the 21,875 shares over the $7,000 liability reduction was charged to officer and director compensation expense.

In January 2017, the Company issued 75,000 shares of common stock to Valvasone Trust, the Company’s external financial advisor, in satisfaction of $15,000 notes payable. The $45,000 excess of the $60,000 fair value of the 75,000 shares over the $15,000 liability reduction was charged to professional fees expense. In addition, Valvasone Trust was issued $40,000 notes payable on July 1, 2017 for services performed by John DellaDonna, CPA (trustee of Valvasone Trust) as the Company’s external financial advisor. Accordingly, the professional fees incurred to Valvasone Trust and charged in the consolidated financial statement of operations for the year ended December 31, 2017 aggregated $85,000.

In January 2017, the Company issued 41,667 shares of common stock to a convertible noteholder in satisfaction of $10,000 notes payable. The $6,667 excess of the $16,667 fair value of the 41,667 shares over the $10,000 liability reduction was charged to loss on conversion of debt.

In January 2017, the Company issued 173,937 shares of common stock to a convertible noteholder in satisfaction of $2,414 notes payable and $11,618 accrued interest. The $125,118 excess of the $139,150 fair value of the 173,937 shares over the $14,032 liability reduction was charged to loss on conversion of debt.

In January 2017, the Company issued 113,220 shares of common stock to a convertible noteholder in satisfaction of $9,058 notes payable. The $36,230 excess of the $45,288 fair value of the 113,220 shares over the $9,058 liability reduction was charged to loss on conversion of debt.

In January 2017, the Company issued 52,188 shares of common stock a convertible noteholder in satisfaction of $12,525 notes payable. The $29,225 excess of the $41,750 fair value of the 52,118 shares over the $12,525 liability reduction was charged to loss on conversion of debt.

In January 2017, the Company issued 114,583 shares of common stock to a convertible noteholder in satisfaction of $27,500 notes payable. The $64,167 excess of the $91,667 fair value of the 114,583 shares over the $27,500 liability reduction was charged to loss on conversion of debt.

In January 2017, the Company issued 140,438 shares of common stock to a convertible noteholder in satisfaction of $10,000 notes payable and $1,235 accrued interest. The $101,115 excess of the $112,350 fair value of the 140,933 shares over the $11,235 liability reduction was charged to loss on conversion of debt.

In February 2017, the Company issued 70,813 shares of common stock to a convertible noteholder in satisfaction of $4,458 notes payable and $1,207 accrued interest. The $22,660 excess of the $28,325 fair value of the 70,813 shares over the $5,665 liability reduction was charged to loss on conversion of debt.

The number of common shares authorized with a par value of $0.001 per share at June 30, 2019 and December 31, 2018is 750,000,000 and 750,000,000, respectively. At June 30, 2019 and December 31, 2019, there are 11,577,773 and 5,909,113 shares of common stock issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE L - CAPITAL STOCK (continued)

Preferred Stock

On December 31, 2017, the Company issued to Wayne Anderson 100 shares of the Company’s newly designated Series D Preferred Stock in satisfaction of $500,000 accrued officer’s compensation.

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, January 1, 2017	25,000	-	25,000
Granted in year ended December 31, 2017	-	-	-
Balance December 31, 2017	25,000	-	25,000
Options (exercisable at $0.40 per share) granted to Wayne Anderson in connection with April 1, 2018 Employment Agreement	25,000	-	25,000
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $30,000 Promissory Note on October 9, 2018	-	62,500	62,500
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $33,000 Promissory Note on December 31, 2018	-	82,500	82,500
Balance, December 31, 2018	50,000	145,000	195,000
Warrants (exercisable at $0.025 per share) issued to Darling Capital, LLC in connection with sale of $12,500 Promissory Note dated January 9, 2019	-	3,000,000	3,000,000
Warrants (exercisable at $.10 per share) issued to Armada Investment Fund, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.075 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated June 5, 2019	-	220,000	220,000
Balance, June 30, 2019	50,000	3,543,750	3,593,750

As of June 30, 2019, the Company has eleven warrants and options issued and outstanding granting the holders the right to purchase up to a total of 3,593,750 shares of its common stock.

The following table summarizes information about warrants outstanding as of June 30, 2019:

Number Outstanding
At June 30, 2019	Exercise Price	Expiration Date

25,000	$0.80	April 1, 2020
25,000	$0.40	April 1, 2023
62,500	$0.40	October 9, 2023
82,500	$0.40	December 31, 2023
3,000,000	$0.025	January 9, 2024
78,750	$0.10	February 20, 2024
100,000	$0.10	May 2, 2024
220,000	0.075	June 5, 2024
3,593,750

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE M - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the three and six months ended June 30, 2019 and 2018. The sources of the difference are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)
Expected tax	$(39,832)	$42,956	$1,319,585	$(8,175)
Non-deductible stock-based compensation	-	-	165,354	-
Non-deductible loss on conversion of notes payable and accrued interest	-	-	23,515	-
Non-deductible loss (nontaxable income) from derivative liability	5,986	-	(1,598,236)	20,777
Non-deductible amortization of debt discounts	8,056	-	13,275	1,234
Increase (decrease) in Valuation allowance	25,790	(42,956)	76,507	(13,836)
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
Unpaid accrued officer and director compensation	$84,412	$168,910
Net operating loss carry-forwards	2,223,349	2,062,344
Valuation allowance	(2,307,761)	(2,231,254)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,231,254 attributable to the future utilization of the $804,335 timing difference relating to unpaid officer and director compensation and the $9,820,686 net operating loss carryforward as of December 31, 2018 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate. $10,072,705 of the net operating loss carryforward expires in varying amounts from year 2026 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE N - COMMITMENTS AND CONTINGENCIES

Occupancy

On August 21, 2018, the Company entered into a lease to rent office space located at 501 1st Ave N, Suite 901, St. Petersburg, FL 33701. The lease is for a term of one year and has a monthly rental rate of $470. The Company’s future rental obligation at June 30, 2019 and December 31, 2018 is $940 and $3,760, respectively.

Employment and Director Agreements

On April 1, 2018, the Company executed an employment agreement with Wayne Anderson to serve in the role as President, Treasurer, and Secretary of the Company upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2018 and terminating on March 31, 2021, unless earlier terminated as provided in the Agreement. The Agreement included options to Mr. Anderson to purchase 25,000 shares of common stock at a price of $0.40 per share. The agreement provides for Mr. Anderson to receive an annual compensation of $270,000 for each of the three years of the Agreement. Please see NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

On January 2, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing January 2, 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

On April 1, 2015, the Company executed an employment agreement with Wayne Anderson to serve in the role as President, Treasurer, and Secretary of the Company upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2015, and terminating on March 31, 2018, unless earlier terminated as provided in the Agreement. The Agreement included options to Mr. Anderson to purchase 25,000 shares of common stock at a price of $0.40 per share. Mr. Anderson was accrued an annual compensation of $221,767 for each of the three years of the Agreement.

On January 5, 2011, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing January 5, 2011 the Company was to pay Mr. Anderson the equivalent of $2,500 per quarter in common stock for which Mr. Anderson served on the Board of Directors. For the years ended December 31, 2011 to December 31, 2017, the Company expensed $10,000 per year, which was satisfied through the issuance of the Company’s common stock on December 31, 2018. Please see NOTE G – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

Legal

From time to time, the Company is subject to litigation from service providers and others. As of June 30, 2019 and December 31, 2018, there are two outstanding judgments against the Company totaling $6,658 and $6,658, respectively (which is included in accounts payable). As of June 30, 2019 and December 31, 2018 and at the date of issuance of these financial statements, there is no outstanding litigation against the Company.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019 and 2018 (Unaudited)

NOTE O - GOING CONCERN UNCERTAINITY

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of June 30, 2019, we had an accumulated deficit of $14,188,861. For the six months ended June 30, 2019, we used cash from operating activities of $105,115. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources that may include establishing corporate partnerships, establishing licensing revenue agreements, issuing additional convertible debentures and issuing public or private equity securities, including selling common stock through an at-the-market facility (ATM).

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through August 2020.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.

NOTE P - SUBSEQUENT EVENTS

On July 2, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC (“ARMADA”) in the principal amount of $16,500 in exchange for $15,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 5, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note is due on June 5, 2020 and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase up to 220,000 shares of the Company’s common stock at an exercise price of $0.075 for a term of 5-years.

On July 22, 2019, the Company elected to form a new operating subsidiary to manage the Company’s development of its commercial property located in Macon, GA. The Board of Directors approved the formation of a new subsidiary named 1720 RCMG, LLC. The Company filed Articles of Organization with the State of Florida Division of Corporations on the same date. The new entity will become a wholly owned subsidiary of the Company.

On July 25, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with each of Armada Investment Fund, LLC, BHP Capital NY Inc. and Fourth Man, LLC (collectively, the “Investors”) wherein the Company issued each of the Investors a Convertible Promissory Note (the “Notes”) in the amount of $15,400 for a total of $46,200. The Notes have a term of one (1) year and are due on July 29, 2020 and bear interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 29, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 256,667 shares of the Company’s common stock at an exercise price of $0.08 for a term of 5-years. The transactions closed on July 29, 2019.

NOTE Q – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Our Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2019 (and declared effective by the SEC on July 8, 2019)(the “S-1/A-2”) contained consolidated statements of operations and cash flows of the Company for the three months ended March 31, 2018. In the preparation of the accompanying Form 10-Q for the quarterly period ended June 30, 2019 (the “June 30, 2019 10-Q”), errors were discovered principally relating to accounting for the derivative liability recorded at March 31, 2018 that resulted from the Company’s failure to measure that liability at that date using Black Scholes option pricing model measurements applied to the individual convertible notes payable using such assumptions as stock price, conversion price, risk-free interest rate, term and volatility.

Essentially, in retrospect, the Company’s failure to measure using the Black Scholes model resulted in an overstatement of the derivative liability expense in the three months ended March 31, 2018 as recorded in the financial statements for that period included in the Amendment No.2 to Form S-1 filed by the Company on June 17, 2019. As restated, the derivative liability expense of $1,943,842 as originally reported has been reduced by $1,844,904 to $98,938 as restated. In addition, the Company also failed to amortize debt discounts on convertible notes payable for the three months ended March 31, 2018 in the consolidated financial statements of the Company filed in Amendment No. 2 to Form S-1 filed by the Company on June 17, 2019. As restated, the amortization of debt discounts expense of $0 as originally reported has been increased by $5,877 to $5,877 as restated. As restated, the net loss of $2,082,507 as originally reported has been decreased by $1,839,027 to $243,480 as restated. We have corrected these errors and used the corrected amounts in connection with the preparation of this June 30, 2019 Form 10-Q.

The effect of the correction adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2018 follows:

	As Previously Reported	Correction Adjustments	As Corrected
Revenue	$-	$-	$-
Operating expenses:
Officer and director compensation, including stock- based compensation of $10,000	75,442	-	75,442
Professional fees	2,694	-	2,694
Other operating expenses	5,165	-	5,165
Total operating expenses	83,301	-	83,301
Loss from Operations	(83,301)	-	(83,301)
Other income (expenses):
Derivative liability expense	(1,943,842)	1,844,904	(98,938)
Amortization of debt discounts	-	(5,877)	(5,877)
Interest expense	(55,364)	-	(55,364)
Total other income (expenses)	(1,999,206)	1,839,027	(160,179)
Net loss	$(2,082,507)	$1,839,027	$(243,480)
Basic and diluted loss per common share	$(0.76)	$0.67	$(0.09)
Weighted average common shares outstanding-basic and diluted	2,737,471	-	2,737,471

The effect of the corrections adjustments on the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 follows:

	As Previously Reported	Correction Adjustments	As Corrected
Net loss	$(2,082,507)	$1,839,027	$(243,480)
Derivative liability expense	1,943,842	(1,844,904)	98,938
Amortization of debt discounts	-	5,877	5,877
Depreciation	242	-	242
Accrued interest on notes payable	55,364	-	55,364
Accrued officer and director compensation	75,442	-	75,442
Net cash used from operating activities	(7,618)	-	(7,618)
Net cash used from investing activities	(157)	-	(157)
Net cash provided from financing activities	7,583	-	7,583
DECREASE IN CASH AND CASH EQUIVALENTS	$(192)	$-	$(192)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business

Sylios Corp (f/k/a US Natural Gas Corp) (“Sylios”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008 under the name of Adventure Energy, Inc.

Sylios Corp is a holding corporation, which through its subsidiaries, has operations engaged in the exploration and development of oil and natural gas properties, purchase of royalty and working interest units in producing properties (oil and natural gas) and alternative land development projects. The Company maintains equity investments in our two spin-offs (The Greater Cannabis Company, Inc. (“GCAN”) and AMDAQ Corp (“AMDAQ”)) that focus on the development and commercialization of cannabinoid delivery systems and blockchain technology, respectively. As of the date of this filing, the Company maintains a 1.81% ownership of the issued and outstanding common shares of GCAN and a 9.84% ownership of the issued and outstanding common shares of AMDAQ.

Our operations are currently divided amongst four wholly owned subsidiaries, US Natural Gas Corp KY (“KY”), US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.), E 3 Petroleum Corp (“E3”) and 1720 RCMG, LLC (“RCMG”). During the fiscal year ended 2017, the Company spun-off its two formerly owned subsidiaries, The Greater Cannabis Company, Inc. and AMDAQ Corp. In addition, in June 2017 the Company sold its wholly owned subsidiary Bud Bank, Inc.

Subsidiaries:

US Natural Gas Corp WV:

US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.) is a wholly owned subsidiary that was formed in Tennessee and acquired in June 2010.

WV’s operations were based in Wayne County, West Virginia and primarily concentrated on the production of commercially viable natural gas. Through WV, the Company seeks to identify and acquire “non-operator” royalty or working interest participations in natural gas wells that are in production. As of the date of this filing, the Company does not own any real property, royalty or working interest participations in WV.

US Natural Gas Corp KY:

US Natural Gas Corp KY (“KY”) is a wholly owned subsidiary formed in the State of Florida on June 8, 2010. KY’s operations concentrate on oil producing activities mainly in South-Central Kentucky.

Our business strategy is to economically increase reserves, production, and the sale of natural gas and oil from existing and acquired properties in the Appalachian Basin and elsewhere, in order to maximize shareholders’ return over the long term. Our strategic location in Kentucky enables us to actively pursue the acquisition and development of producing properties in that area that will enhance our revenue base without proportional increases in overhead costs.

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

The Company currently holds the following royalties in certain wells in the State of Kentucky and Tennessee. The Company is not required to cover the wells on its blanket bond nor is it required to expend any future capital on maintenance.

ROYALTIES HELD (as NON-OPERATOR)
WELL NAME	COUNTY (STATE)	% ROYALTY	STATUS (b)	PRODUCT (c)
GREEN 7-3-TW	FENTRESS (TN)	15	SI	O
JAMES PHARIS K-1	CUMBERLAND (KY)	5	SI	O
Wells sold in the Soligen Technologies, Inc. transaction dated May 10, 2018	Multiple within KY	30	SI	O

(b)	- Status

i)	PR - In Production
ii)	PL - Plugged
iii)	SI - Shut-In

(c)	- Product

i)	O - Oil production
ii)	NG - Natural Gas production
iii)	O/NG - Both Oil & Natural Gas production

The GREEN and JAMES PHARIS wells are covered under the bond of Keller Energy, LLC (“Keller”). Keller is currently re-entering each of the wells to replace downhole pumping parts, flowlines and certain tank batteries. The Company anticipates that each of the wells will be placed into production during the third quarter of 2019.

The wells sold to Soligen Technologies, Inc. (“Soligen”) are still under the bond of E 3 Petroleum Corp, a wholly owned subsidiary of the Company. Soligen’s plan is to re-enter each well to determine what downhole work is needed to place the wells back into production and to stimulate increased production. We anticipate that 3-4 of the wells will be re-entered, re-worked and placed into production by the end of the fourth calendar quarter of 2019. Please see NOTE D - OIL AND GAS ROYALTY INTERESTS and NOTE E – OIL AND GAS OPERATING BONDS for further information.

On May 10, 2018, the Company’s subsidiary, US Natural Gas Corp KY (“KY”), entered into an Asset Purchase Agreement with Soligen Technologies, Inc. (“SGTN”) for the sale of 13 previously producing crude and natural gas wells, approximately 1700 acres of leaseholds, tank batteries and gathering systems (collectively the “assets”) all located in multiple counties throughout the State of Kentucky. Under the terms of the Agreement, SGTN acquired the assets for consideration of One Hundred Forty Thousand and no/100 Dollars ($140,000). At Closing, SGTN assigned KY a royalty for payment out of production, whereby KY shall receive thirty percent (30%) of the gross proceeds of production from the acquired assets. In addition, KY shall receive ten percent (10%) of the monthly gross proceeds of production from any new drilled wells on the acquired leases. KY shall receive payments from production until such time that KY has received a total of One Hundred Forty Thousand and no/100 Dollars ($140,000). Please see NOTE D - OIL AND GAS ROYALTY INTERESTS for further information.

E 3 Petroleum Corp:

E 3 Petroleum Corp (“E3”) is a wholly owned subsidiary formed in the State of Florida on February 8, 2010. E3’s sole business activity is to act as the bonding entity for the Company’s oil and natural gas wells. As a bonding entity, E3 places funds with the Kentucky Department of Natural Resources to cover the reclamation costs in the event the wells under its bond are deemed abandoned by the State of Kentucky. Please see NOTE E – OIL AND GAS OPERATING BONDS for further information.

1720 RCMG, LLC:

Land Development

On October 6, 2018, the Company entered into a Commercial Real Estate Purchase and Sale Agreement with the Company’s President for the purchase of a .92 acre of land located in Bibb County, GA. The purchase price for the land was $40,000. On this same date, the Company entered into an Asset Purchase Agreement with its President for the purchase of all architectural and engineering plans for the development of a storage facility to be constructed on the .92 acre of land. The purchase price for these assets was $35,000.

On October 6, 2018, the Company issued its President a Secured Note in the amount of $75,000. The Note has a term of one year and bears interest at 3%. The Company’s first payment in the amount of $15,000 was due within 90 days of an effective reverse stock split. As of the date of issuance of these Financial statements, except for a $5,000 payment made by the Company to the Company’s president on November 12, 2018, the Company has not made any payment against the Note.

The Company’s plans are to develop a self-storage facility containing a mix of climate-controlled and exterior units along with parking facilities for boats and recreational vehicles. The Company’s current design will contain 194 units and 15 boat/RV parking spaces. The current make-up of the units is 130 climate-controlled units and 64 exterior units. The final number and make-up of the units will be determined after the Company receives comments from the planning and zoning commission of Bibb County. The Company anticipates that the design and engineering reports will be finalized on or before August 30, 2019, which will then be submitted to the planning and zoning commission for approval or revision. Land prep will begin in early September to be followed by pouring of the concrete foundation and ultimate construction of the self-storage facility.

There are no guarantees that the Company will be able to secure financing to construct the facility.

Equity holdings in which we hold >5% ownership of the issued and outstanding common stock

AMDAQ Corp:

AMDAQ Corp (“AMDAQ”) (formerly E 2 Investments, LLC) was a wholly owned subsidiary of the Company until October 2, 2017, payment date for the spin-off. At December 31, 2018, the Company held 2,956,650 shares of common stock of AMDAQ. As of the date of this filing, the Company holds 2,956,650 (9.84% ownership of the issued and outstanding common shares) shares of common stock of AMDAQ.

The Company’s business model from inception through August 31, 2017 concentrated on alternative investments including but not limited to:

●	Buying and selling of domestic equities
●	Purchase of third-party debt issued by publicly traded entities
●	Purchase of mineral rights
●	Direct Stock Purchase participation with other publicly traded entities
●	Consulting capacity
●	Purchase of Royalty or Working Interests in Crude and Natural Gas Producing wells

On September 1, 2017, the Company acquired AMDAQ Ltd, a corporation formed under the Registrar of Companies for England and Wales, in order to diversify its business model to enter into the rapidly expanding sectors of blockchain technology.

AMDAQ’s multi-faceted business model will allow the company to take advantage of the significant emerging opportunities being developed utilizing blockchain technology. The opportunities we have identified to date cross many industries, which will help minimize our exposure to any single sector. We have associated ourselves with leading experts in the field of blockchain technologies, allowing for a broad overview of exciting applications being developed, which include direct investments in blockchain applications, the AMDAQ marketplace and our TIKR division.

The AMDAQ marketplace will provide the infrastructure for the administration of pre-existing and potential ownership of both tangible and intangible assets and its adaptable structural utility can be used in parallel to any equity fundraising mechanism.

AMDAQ will allow both the documented ownership and transfer of assets for which there is no established registration process and the sub-division of ownership interests in otherwise registered assets where transfer processes may be expensive/cumbersome and/or trigger taxes and other expenses.

Using the AMDAQ platform, assets can be titled in a Smart Contract with ownership interests evidenced by ownership of an associated Ethereum token. The Smart Contract will provide not only the rules as to transfer of ownership but also automated voting mechanisms for each specific situation that requires governance decisions.

For further information on the Company’s operations and filings with the Securities and Exchange Commission, please visit its corporate website at www.amdaq.com and the website of its subsidiary, AMDAQ, Ltd., at www.amdaq.market. Please see NOTE F - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES for further information.

Former Subsidiaries:

Bud Bank, LLC:

On April 21, 2017, the Company entered into a definitive Asset Acquisition Agreement (the “Agreement”) with The Greater Cannabis Company, Inc. (“GCC”), whereby GCC acquired the Company’s wholly owned subsidiary Bud Bank, Inc. (“Bud Bank”). Under the Agreement, GCC is obligated to pay the Company a royalty of 10% of net sales proceeds generated by Bud Bank through its operations up to a total of $50,000 and thereafter for perpetuity pay a royalty of 3% of net sales proceeds generated by Bud Bank through its operations. The transaction closed on June 21, 2017 concurrent with the Company’s filings with the State of Florida. The transaction closed on June 20, 2017.

SLMI Options, LLC:

SLMI Options, LLC (“SLMI”) was a wholly owned subsidiary that was acquired through a Lender acquisition Agreement with SLMI Holdings, LLC in September 2009. The sole purpose of the acquisition of SLMI was to hold three commercial notes issued by Wilon Resources, Inc., (formerly “Wilon Resources of Tennessee, Inc.”) in the years 2005 through 2007. There has been no additional operational activity of SLMI. SLMI was administratively dissolved in 2015.

Licenses:

We held a Gathering Line Operators License in the state of Kentucky during the time we acted as the operator of our wells. As we no longer act in the capacity as the “Operator” of any shut-in/producing wells, the Company is no longer required to retain its operator license in the State of Kentucky. In the event that we would elect to act as the Operator of our wells, we would be required to submit an application to retain a license.

Patents/Trademarks:

On July 11, 2014, the Company filed a trademark for the name “Bud Bank” with the United States Office Patent and Trademark Office (“USPTO”). On September 10, 2014, the USPTO submitted a refusal letter due to the Company stating, “Registration is refused because the applied-for mark, as used in connection with the goods and/or services identified in the application, is not in lawful use in commerce. Trademark Act Sections 1 and 45, 15 U.S.C. §§1051, 1127.”

Research & Development

For the fiscal years 2017 and 2018, the majority of our development funds were utilized in the pre-development and development phases of The Greater Cannabis Company’s online store (GCC Superstore), legal, accounting and other costs associated with the spin-off of The Greater Cannabis Company, Inc. We anticipate that our development costs will be approximately $200,000 in 2019. The majority of the costs will be aimed at the development of AMDAQ Corp and its subsidiaries, legal, accounting and filings related to a “going public” event for AMDAQ Corp. The Company will receive unsecured promissory notes for the funds advanced to AMDAQ Corp.

Compliance Expenses

Our company incurs annual expenses to comply with state and federal licensing requirements. We estimate these costs to be under $2,000 per year. In the event we elect to drill any new wells in Kentucky, we anticipate annual expenditures of approximately $25,000 per well related to environmental costs including water drainage and land development. It is difficult to estimate these environmental expenses while we are still a development stage company as they are largely dependent on many factors for each drilled well. See “Government Regulation” and “Environmental Regulation” below.

Natural Gas

The Henry Hub natural gas spot price averaged $3.13/million British thermal units (MMBtu) in January 2019, down 91 cents/MMBtu from December 2018. Despite a cold snap in late January, average temperatures for the month were milder than normal in much of the country, which contributed to lower prices. EIA expects strong growth in U.S. natural gas production to put downward pressure on prices in 2019. EIA expects Henry Hub natural gas spot prices to average $2.83/MMBtu in 2019, down 32 cents/MMBtu from the 2018 average. NYMEX futures and options contract values for May 2019 delivery traded during the five-day period ending February 7, 2019, suggest a range of $2.15/MMBtu to $3.30/MMBtu encompasses the market expectation for May 2019 Henry Hub natural gas prices at the 95% confidence level.

EIA forecasts that dry natural gas production will average 90.2 billion cubic feet per day (Bcf/d) in 2019, up 6.9 Bcf/d from 2018. EIA expects natural gas production will continue to rise in 2020 to an average of 92.1 Bcf/d.

EIA expects the share of U.S. total utility-scale electricity generation from natural gas-fired power plants to rise from 35% in 2018 to 36% in 2019 and to 37% in 2020. EIA forecasts that the electricity generation share from coal will average 26% in 2019 and 24% in 2020, down from 28% in 2018. The nuclear share of generation was 19% in 2018 and EIA forecasts that it will stay near that level in 2019 and in 2020. The generation share of hydropower is forecast to average slightly less than 7% of total generation in 2019 and 2020, similar to last year. Wind, solar, and other nonhydropower renewables together provided about 10% of electricity generation in 2018. EIA expects them to provide 11% in 2019 and 13% in 2019.

1.	https://www.eia.gov/outlooks/steo/report/natgas.php

Crude

Brent crude oil spot prices averaged $59 per barrel (b) in January 2019, up $2/b from December 2018 but $10/b lower than the average in January of last year. EIA forecasts Brent spot prices will average $61/b in 2019 and $62/b in 2020, compared with an average of $71/b in 2018. EIA expects that West Texas Intermediate (WTI) crude oil prices will average $8/b lower than Brent prices in the first quarter of 2019 before the discount gradually falls to $4/b in the fourth quarter of 2019 and through 2020.

EIA estimates that U.S. crude oil production averaged 12.0 million barrels per day (b/d) in January, up 90,000 b/d from December. EIA forecasts U.S. crude oil production to average 12.4 million b/d in 2019 and 13.2 million b/d in 2020, with most of the growth coming from the Permian region of Texas and New Mexico.

Global liquid fuels inventories grew by an estimated 0.5 million b/d in 2018, and EIA expects they will grow by 0.4 million b/d in 2019 and by 0.6 million b/d in 2020.

U.S. crude oil and petroleum product net imports are estimated to have fallen from an average of 3.8 million b/d in 2017 to an average of 2.4 million b/d in 2018. EIA forecasts that net imports will continue to fall to an average of 0.9 million b/d in 2019 and to an average net export level of 0.3 million b/d in 2020. In the fourth quarter of 2020, EIA forecasts the United States will be a net exporter of crude oil and petroleum products by about 1.1 million b/d.

1.	https://www.eia.gov/outlooks/steo/

Labor and Other Supplies

Oil and Natural Gas Operations: We contract all labor for the development of leasehold acreage in preparation for drilling, as well as the drilling and completion crews. Our contract labor monitors the wells on a daily basis, replaces the completion components as needed, makes repairs to the gathering system, and any other day-to-day maintenance when our wells are in production.

Other Operational Activities: We contract all labor for website development, accounting, legal and daily activities outside of management.

Principal Products or Services and Markets

The principal markets for the Company’s crude oil are local refining companies. The principal markets for the Company’s natural gas production are local utilities, private industry end-users, and gas marketing companies.

When the wells we maintain a royalty interest in are in production, the crude oil produced is sold at or near the wells to Sunoco, Inc. or Barrett Oil Purchasing, Inc. The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchases prices offered by the refineries fluctuate from time to time. At present, all of the wells we maintain an interest are shut-in as contract labor initiates the re-entry of each to place them back into production

Drilling Equipment

The Company obtains drilling services as required from time to time from various companies as available and various drilling contractors in Kentucky. The Company does not own any of its own drilling equipment nor maintain a storage facility in Kentucky.

Distribution Methods of Products or Services

Crude oil is normally delivered to refineries in Kentucky by tank truck and natural gas is distributed and transported by pipeline.

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

Seasonality and the natural gas in storage also play a prominent role in natural gas prices. Because natural gas consumption is seasonal, but production is not, natural gas inventories are built during the summer for use in the winter. This seasonality leads to higher winter prices and lower summer prices. In addition, inventories above the seasonal average depress prices, and inventories below the seasonal average boost prices.

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

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental Regulation

Oil and Natural Gas Industry

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

We may be required to prepare and present to federal, state or local authority’s data pertaining to the effect or impact that any proposed operations may have upon the environment. Requirements imposed by such authorities could be costly, time-consuming and could delay continuation of production or exploration activities. Further, the cooperation of other persons or entities may be required for us to comply with all environmental regulations. It is conceivable that future legislation or regulations may significantly increase environmental protection requirements and, as a consequence, our activities may be more closely regulated which could significantly increase operating costs. However, management is unable to predict the cost of future compliance with environmental legislation. As of the date hereof, management believes that we are in compliance with all present environmental regulations. Further, we believe that our oil and gas explorations do not pose a threat of introducing hazardous substances into the environment. If such event should occur, we could be liable under certain environmental protection statutes and laws.

We presently do not carry insurance for environmental liability. Our exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes the requirement of permits for the drilling of wells, the regulation of the location and density of wells, limitations on the methods of casing wells, requirements for surface use and restoration of properties upon which wells are drilled and governing the abandonment and plugging of wells. Exploration and production are also subject to property rights and other laws governing the correlative rights of surface and subsurface owners.

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

Employees

As of the date of this Report, we have one full time employee that serves in the role of President, Vice President, Treasurer and Director. Our sole officer and director also serve as the President and Chairman of the Board of Global Technologies, Ltd., a publicly traded company listed on the OTC Markets “PINK” under the symbol “GTLL” and serves as the sole officer and director of AMDAQ Corp. We plan to expand our management team within the next 12 months to include certain officers for our currently active subsidiaries and any new subsidiaries or operational activities management deems necessary. We consider our relations with our employees and consultants to be in good standing.

Results of operations

For the six months ended June 30, 2019 and 2018, the Company generated revenue of $2,500 and $0 respectively. For the three months ended June 30, 2019 and 2018, the Company generated revenue of $2,500 and $0, respectively.

Our operating expenses for the six months ended June 30, 2019 and 2018 amounted to $1,121,182 and $173,635, respectively. Our operating expenses for the three months ended June 30, 2019 and 2018 amounted to $105,709 and $90,334, respectively.

Our net income for the six months ended June 30, 2019 was $6,283,736 as compared to a net loss of $38,930 during the six months ended June 30, 2018. Our net loss for the three months ended June 30, 2019 was $189,678 as compared to net income of $204,550 for the three months ended June 30, 2018.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Liquidity and Capital Resources

We had $118 cash on hand at June 30, 2019, compared to $411 at June 30, 2018.

At June 30, 2019, we had $1,396,855 in principal amount of outstanding notes payable to third parties.

The proceeds from loans and convertible debentures as well as cash on hand is being used to fund the operations of our current operations.

The following table provides detailed information about our net cash flows for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$(105,115)	$(10,209)
Net cash used in investing activities	-	(3,389)
Net cash provided by financing activities	77,228	14,007
Net increase (decrease) in cash	$(27,887)	409

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

●	None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 1A. RISK FACTORS

Not applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2019, the Company issued 37,500 shares of its common stock (with a fair value of $14,959) in satisfaction of $15,000 in accounts payable due a consultant.

On January 7, 2019, the prior owner of AMDAQ, Ltd and the prior owners of the AMDAQ tokens agreed to a reduction in the number of common shares of AMDAQ Corp that they would retain. Of the 15,000,000 shares of AMDAQ Corp common stock issued to the prior owner of AMDAQ, Ltd, 7,500,000 were returned to AMDAQ Corp to be retired. Of the 3,000,000 shares of AMDAQ Corp common stock issued for the purchase of the AMDAQ tokens, 1,500,000 were returned to AMDAQ Corp to be retired.

On February 7, 2019, the Company issued 594,066 shares of its common stock to a convertible noteholder in satisfaction of $642 accrued interest. The $59,418 excess of the $60,060 fair value of the 594,066 shares over the $642 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2019.

On February 14, 2019, the Company issued 3,000,000 shares of its common stock to Valvasone Trust as payment for services rendered on behalf of the Company. The $300,000 fair value of the 3,000,000 shares was charged to professional fees in the three months ended March 31, 2019.

On February 14, 2019, the Company issued 1,500,000 shares of its common stock to a Valvasone Trust affiliate as payment for services rendered on behalf of the Company. The $150,000 fair value of the 1,500,000 shares was charged to professional fees in the three months ended March 31, 2019.

On February 20, 2019, the Company issued 536,585 shares of its common stock to a convertible noteholder in satisfaction of $1,100 notes payable. The $52,559 excess of the $53,659 fair value of the 536,585 shares over the $1,100 liability reduction was charged to loss on conversion of debt in the three months ended March 31, 2019.

On April 17, 2019, the Company issued 116,822 shares of its common stock to Wayne Anderson, the Company’s chief executive officer and sole officer and director of the Company, in satisfaction of $10,000 director’s stock-based compensation for the first quarter of calendar year 2019.

Please see NOTE L - CAPITAL STOCK for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Articles of Merger US Natural Gas Corp and Wilon Resources, Inc. dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
2.2	Agreement and Plan of Share Exchange between US Natural Gas Corp KY, Sylios Corp and TerraTech, Inc. dated September 22, 2017 (previously filed with Form S-1 on April 11, 2019)
3.1	Articles of Incorporation Adventure Energy, Inc. dated March 28, 2008 (previously filed with Form S-1 on April 11, 2019)
3.2	Amendment to Articles of Incorporation of Adventure Energy, Inc. dated April 18, 2008 (previously filed with Form S-1 on April 11, 2019)
3.3	Bylaws of Adventure Energy, Inc. (previously filed with Form S-1 on April 11, 2019)
3.4	Amended and Restated Articles of Incorporation of Adventure Energy, Inc. dated October 6, 2009 (previously filed with Form S-1 on April 11, 2019)
3.5	Amendment to Articles of Incorporation of Adventure Energy, Inc. (name change) dated March 19, 2010 (previously filed with Form S-1 on April 11, 2019)
3.6	Amendment to Articles of Incorporation of US Natural Gas Corp dated April 18, 2011 (previously filed with Form S-1 on April 11, 2019)
3.7	Amendment to Articles of Incorporation of US Natural Gas Corp dated August 2, 2011 (previously filed with Form S-1 on April 11, 2019)
3.8	Amendment to Articles of Incorporation of US Natural Gas Corp dated December 1, 2011 (previously filed with Form S-1 on April 11, 2019)
3.9	Amendment to Articles of Incorporation of US Natural Gas Corp dated May 8, 2012 (previously filed with Form S-1 on April 11, 2019)
3.10	Amendment to Articles of Incorporation of US Natural Gas Corp dated November 26, 2012 (previously filed with Form S-1 on April 11, 2019)
3.11	Amendment to Articles of Incorporation of US Natural Gas Corp dated July 19, 2013 (previously filed with Form S-1 on April 11, 2019)
3.12	Amendment to Articles of Incorporation of US Natural Gas Corp (name change) dated April 14, 2014 (previously filed with Form S-1 on April 11, 2019)
3.13	Amendment to Articles of Incorporation of Sylios Corp dated August 21, 2014 (previously filed with Form S-1 on April 11, 2019)
3.14	Amendment to Articles of Incorporation of Sylios Corp dated December 3, 2014 (previously filed with Form S-1 on April 11, 2019)
3.15	Amendment to Articles of Incorporation of Sylios Corp dated October 2, 2015 (previously filed with Form S-1 on April 11, 2019)
3.16	Amendment to Articles of Incorporation of Sylios Corp dated November 4, 2015 (previously filed with Form S-1 on April 11, 2019)
3.17	Amendment to Articles of Incorporation of Sylios Corp dated January 5, 2017 (previously filed with Form S-1 on April 11, 2019)
3.18	Amendment to Articles of Incorporation of Sylios Corp dated December 28, 2017 (previously filed with Form S-1 on April 11, 2019)
3.19	Amendment to Articles of Incorporation of Sylios Corp dated April 20, 2018 (previously filed with Form S-1 on April 11, 2019)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on April 11, 2019)
10.1	Wayne Anderson Employment Agreement dated April 1, 2009 (previously filed with Form S-1 on April 11, 2019)
10.2	Lender Acquisition Agreement between Adventure Energy, Inc. and SLMI Holdings, LLC dated September 4, 2009 (previously filed with Form S-1 on April 11, 2019)
10.3	Asset Purchase Agreement between Adventure Energy, Inc. and KYTX Oil & Gas, LLC dated November 6, 2009 (previously filed with Form S-1 on April 11, 2019)
10.4	Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated November 10, 2009 (previously filed with Form S-1 on April 11, 2019)
10.5	Amendment to Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated December 20, 2010 (previously filed with Form S-1 on April 11, 2019)
10.6	Wayne Anderson Employment Agreement dated April 1, 2015 (previously filed with Form S-1 on April 11, 2019)
10.7	Wayne Anderson Employment Agreement dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 5, 2011 (previously filed with Form S-1 on April 11, 2019)
10.9	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 2, 2018 (previously filed with Form S-1 on April 11, 2019)
10.10	Indemnification Agreement between Sylios Corp and Wayne Anderson dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)
10.11	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on April 11, 2019)
10.12	Registration Rights Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.13	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.14	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.15	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.16	Assignment of Secured Note and Security Agreement dated April 22, 2014 (previously filed with Form S-1 on April 11, 2019)
10.17	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date September 4, 2009) (previously filed with Form S-1 on April 11, 2019)
10.18	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date November 12, 2009) (previously filed with Form S-1 on April 11, 2019)

10.19	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018, 2018 (previously filed with Form S-1 on April 11, 2019)
10.20	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.21	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.22	Securities Purchase Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.23	Convertible Note between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.24	Common Stock Purchase Warrant Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.25	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.26	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.27	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.28	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.29	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.30	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.31	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.32	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.33	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.34	Amended and Restated Replacement Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 12, 2019 (previously filed with Form S-1 on April 11, 2019)
10.35	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.36	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.37	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.38	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.39	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.40	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.41	Secured Note between US Natural Gas Corp WV (f/k/a Wilon Resources, Inc. and MTEL Investment and Management dated January 5, 2010 (previously filed on Form S-1/A on June 17, 2019)
10.42	Loan Agreement between US Natural Gas Corp KY and Mt. Atlas Consulting, LLC dated November 17, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.43	Promissory Note between Sylios Corp and Pacific Stock Transfer Company dated August 11, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.44	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.45	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 28, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.46	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated June 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.47	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated August 12, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.48	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated July 3, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.49	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated June 3, 2015 (previously filed on Form S-1/A on June 17, 2019)
10.50	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated March 16, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.51	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated January 27, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.52	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated January 28, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.53	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 2, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.54	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 13, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.55	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated March 7, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.56	Promissory Note between US Natural Gas Corp and Valvasone Trust dated October 7, 2013 (previously filed on Form S-1/A on June 17, 2019)
10.57	Promissory Note between US Natural Gas Corp and Valvasone Trust dated March 30, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.58	Promissory Note between Sylios Corp and Valvasone Trust dated January 11, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.59	Promissory Note between Sylios Corp and Valvasone Trust dated July 1, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.60	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.61	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.62	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.63	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)
10.64	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)
10.65	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC, BHP Capital NY Inc and Fourth Man, LLC dated July 25, 2019 (previously filed on Form 8-K on July 31, 2019)
10.66	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.67	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.68	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.69	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.70	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.71	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on April 11, 2019)
21.1	Articles of Incorporation US Natural Gas Corp KY dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.2	Amendment to Articles of Incorporation to US Natural Gas Corp KY dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
21.3	Articles of Organization for E 2 Investments, LLC dated July 22, 2009 (previously filed with Form S-1 on April 11, 2019)
21.4	Certificate for Conversion and Articles of Incorporation for AMDAQ Corp dated August 29, 2017 (previously filed with Form S-1 on April 11, 2019)
21.5	Articles of Organization for The Greater Cannabis Company, LLC dated March 20, 2014 (previously filed with Form S-1 on April 11, 2019)
21.6	Certificate of Conversion and Articles of Incorporation for The Greater Cannabis Company, Inc. dated January 13, 2017 (previously filed with Form S-1 on April 11, 2019)
21.7	Articles of Incorporation E 3 Petroleum Corp dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.8	Articles of Incorporation US Natural Gas Corp WV dated July 6, 2010 (previously filed with Form S-1 on April 11, 2019)
21.9	Articles of Organization SLMI Options, LLC dated June 17, 2008 (previously filed with Form S-1 on April 11, 2019)
21.10	Articles of Organization 1720 RCMG, LLC dated July 22, 2019
21.11	Subsidiaries of the Registrant
Graphic	Corporate logo- Sylios Corp
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	August 19, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

