Form 10-Q
period 2019-09-30
Sylios Corp
filed 2019-11-19
CIK 1448695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,504,701 shares of common stock as of November 19, 2019.

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

3

SYLIOS CORP

SEPTEMBER 30, 2019

FORM 10-Q

SYLIOS CORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$83	$28,005
Inventory	-	-

Total current assets	83	28,005

PROPERTY AND EQUIPMENT, net	80,248	76,814

OTHER ASSETS
Global Technologies, Ltd (entity controlled by Jimmy Wayne Anderson)(“GTLL”) Series L Convertible Preferred Stock	-	-
Loans receivable from GTLL	5,613	-
Oil and gas royalty interests	-	-
Oil and gas operating bonds	24,500	24,500
-Investments in and advances to spun-off former subsidiaries:
The Greater Cannabis Company, Inc.	-	-
AMDAQ Corp	-	-

TOTAL ASSETS	$110,444	$129,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$59,864	$29,585
Accrued officer and director compensation	481,464	804,335
Accrued interest on notes payable	482,025	439,414
Notes payable, third parties	1,480,317	1,440,242
Notes payable, related parties	138,000	148,000
Loans, related parties	5,372	3,762
Derivative liability	1,243,724	8,683,257
Total current liabilities	3,890,766	11,548,595

Asset Retirement Obligations (ARO’s)	64,500	64,500
TOTAL LIABILITIES	3,955,266	11,613,095

STOCKHOLDERS’ DEFICIENCY
Preferred stock: 5,000,000 shares authorized, par value $.001, as of September 30, 2019 and December 31, 2018, there are the following shares outstanding:
Series A: 1,000,000 and 1,000,000, respectively	1,000	1,000
Series B: 0 and 0, respectively	-	-
Series C: 0 and 0, respectively	-	-
Series D: 100 and 100, respectively	-	-
Common stock: 750,000,000 shares authorized, par value $.001, as of September 30, 2019 and December 31, 2018, there are 29,504,701 and 5,909,113 shares outstanding, respectively.	29,505	5,909
Additional paid in capital	10,565,552	8,981,912
Accumulated Deficit	(14,440,879)	(20,472,597)

Total stockholders’ (deficiency)	(3,844,822)	(11,483,776)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$110,444	$129,319

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	(Unaudited) September 30, 2019	(Unaudited) September 30, 2018
Revenue earned
Consulting fees	$2,500	$2,500

Total revenue earned	2,500	2,500

Operating Expenses
Officer and director compensation, including stock-based compensation of $306,000 and $30,000, respectively	558,500	250,442
Professional fees	576,400	3,194
Other operating expenses	103,259	11,487

Total operating expenses	1,238,159	265,123

Loss from operations	(1,235,569)	(262,623)

Other income (expenses)
Income from modification of convertible notes payable	-	343,540
Loss on conversions of notes payable	(130,499)	(30,460)
Derivative liability income (expense)	7,598,183	(98,938)
Amortization of debt discounts	(119,953)	(12,227)
Gain from marketable securities	7,283	-
Interest expense	(87,637)	(152,703)

Total other income (expenses)	7,267,377	49,212

Net income (loss) before provision for income taxes	6,031,718	(213,411)

Provision for income taxes	-	-

Net income (loss)	$6,031,718	$(213,411)

Basic and diluted income (loss) per common share	$.53	$(0.08)
Weighted average common shares outstanding – basic and diluted	11,463,947	2,737,471

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2019 and 2018 (unaudited)

	(Unaudited) September 30, 2019	(Unaudited) September 30, 2018
Revenue earned
Consulting fees	$-	$2,500

Total revenue earned	-	2,500

Operating Expenses
Officer and director compensation, including stock-based compensation of $10,000 and $10,000, respectively	87,500	87,500
Professional fees	11,500	500
Other operating expenses	17,977	3,488

Total operating expenses	116,977	91,488

Loss from operations	(116,977)	(88,988)

Other income (expenses)
Income from modification of convertible note payable	-	-
Loss on conversions of notes payable	(18,522)	(30,460)
Derivative liability income (expense)	(12,463)	-
Amortization of debt discounts	(56,739)	(6,350)
Gain (loss) from marketable securities	-	-
Interest expense	(47,317)	(48,663)

Total other income (expenses)	(135,041)	(85,473)

Net income (loss) before provision for income taxes	(252,018)	(174,461)

Provision for income taxes	-	-

Net income (loss)	$(252,018)	$(174,461)

Basic and diluted income (loss) per common share	$(.02)	$(0.06)
Weighted average common shares outstanding – basic and diluted	14,231,779	2,737,471

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the three and nine months ended September 30, 2019 and 2018 (unaudited)

For the nine months ended September 30, 2019:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	100	$-	5,909,113	$5,909	$8,981,912	$(20,472,597)	$(11,483,776)
Unaudited:
Issuance of common stock in satisfaction of convertible debt and accrued interest					1,130,651	1,131	112,588		113,719
Issuance of common stock to consultant in satisfaction of account payable to consultant	-	-	-	-	37,500	37	14,963	-	15,000
Issuance of common stock chargeable as professional fees to Valvasone Trust and affiliate for services of independent financial advisor (7% stockholder of Company)	-	-	-	-	4,500,000	4,500	445,500	-	450,000
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	-	-	-	-	-	-	157,500	-	157,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	-	-	-	-	-	-	840,000	-	840,000
Round up shares after reverse split					509	1	(1)		-
Net income for the three months ended March 31, 2019	-	-	-	-	-	-	-	6,473,414	6,473,414
Balances at March 31, 2019	1,000,000	$1,000	100	$-	11,577,773	$11,578	$10,552,462	$(13,999,183)	$(3,434,143)
Issuance of restricted common stock to Company chief executive officer for director compensation for 1st quarter 2019					116,822	117	9,883		10,000
Net loss for the three months ended June 30, 2019								(189,678)	(189,678)
Balances at June 30, 2019	1,000,000	$1,000	100	$-	11,694,595	$11,695	$10,562,345	$(14,188,861)	$(3,613,821)
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	-	-	1,810,106	1,810	19,207	-	21,017
Issuance of common stock for purchase of inventory	-	-	-	-	16,000,000	16,000	(16,000)	-	-
Net loss for the three months ended September 30, 2019	-	-	-		-	-		(252,018)	(252,018)
Balances at September 30, 2019	1,000,000	1,000	100	-	29,504,701	29,505	10,565,552	$(14,440,879)	$(3,844,822)

For the nine months ended September 30, 2018:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,761,607)	$(3,882,786)
Unaudited:
Net loss for the three months ended March 31, 2018 (as restated-see Note Q)	-	-	-	-	-	-	-	(243,480)	(243,480)
Balances at March 31, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(13,005,087)	$(4,126,266)
Net income for the three months ended June 30, 2018	-	-	-	-	-	-	-	204,550	204,550
Balances at June 30, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,800,537)	$(3,921,716)
Net loss for the three months ended September 30, 2018								(174,461)	(174,461)
Balances at September 30, 2018	1,000,000	1,000	100	-	2,737,471	2,737	8,875,084	$(12,974,998)	$(4,096,177)

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	(Unaudited) September 30, 2019	(Unaudited) September 30, 2018
OPERATING ACTIVITIES:
Net income (loss)	$6,031,718		$(213,411)
Adjustments to reconcile net income (loss) to net cash used from operating activities:
Depreciation	726		726
Stock-based professional fees relating to Valvasone Trust and affiliate	450,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to the Company CEO over accrued officer compensation settled charged to officer and director compensation	296,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to Valvasone Trust over notes payable and accrued interest settled charged to professional fees	41,400		-
Issuance of notes payable to Valvasone Trust for professional fees	20,000		-
Income from modification of non-convertible notes payable	-		(343,540)
Loss on conversion of notes payable	130,499		30,460
Derivative liability expense (income)	(7,598,183)		98,938
Amortization of debt discounts	119,953		12,227
Changes in operating assets and liabilities:
Inventory	-		-
Accounts payable	30,279		1,078
Accrued officer and director compensation	231,129		250,442
Accrued interest on notes payable	92,570		152,703
Net cash provided (used) from operating activities	(153,909)		(10,377)

INVESTING ACTIVITIES:
Computer software and hardware additions	(4,160)		-
Advances to GTLL	(5,613)		-
Advances to spun-off former subsidiary, The Greater Cannabis Company, Inc.	-		(3,389)
Net cash used by investing activities	9,773)		(3,389)

FINANCING ACTIVITIES:
Loans, related parties, net	(1,610)		(5,993)
Proceeds from notes payable	137,150		20,000
Repayment of note payable	(3,000)		-
Net cash provided from financing activities	135,760		14,007

NET INCREASE (DECREASE) IN CASH	(27,922)		241

CASH, BEGINNING OF PERIOD	28,005		2

CASH, END OF PERIOD	$83		$243

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-		$-
Interest paid	$-		$-
Non-cash investing and financing activities:
Issuance of notes payable to Valvasone Trust for professional services	$20,000		$-
Initial derivative liability charged to debt discounts	$107,150		$-
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	$157,500		$-
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	$840,000		$-
Issuance of common stockfor the purchase of surplus inventory	$-		$-
Issuance of common stock (total fair value of $134,737 in 2019) to convertible noteholders in satisfaction of:
Notes payable	$1,445		$-
Accrued interest	2,793		-
Subtotal	4,238		-
Loss on conversion of notes payable	130,499		-
Total fair value of common stock issued	$134,737	$
Issuance of common stock to consultant in settlement of account payable to consultant	$15,000		$-
Issuance of common stock in satisfaction of accrued director’s compensation	$10,000		$-

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

Effective March 10, 2017, Sylios distributed approximately 80.01% of the common stock of The Greater Cannabis Company, Inc. (“GCAN”), a former wholly owned subsidiary of Sylios organized in Florida on March 13, 2014. Please see NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES for further information.

Effective October 2, 2017, Sylios distributed approximately 41.05% of the common stock of AMDAQ Corp (formerly E 2 Investments, LLC) (“AMDAQ”), a former wholly owned subsidiary of Sylios organized in Florida on July 20, 2009. Please see NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES and NOTE R- SUBSEQUENT EVENTS for further information.

Effective December 28, 2018, Sylios effected a 1 share for 4,000 shares reverse stock split of its common stock reducing the number of issued and outstanding shares of its common stock from 10,949,884,000 to 2,737,471 shares. The accompanying financial statements retroactively reflect the reverse stock split.

Sylios owns vacant land in Macon, GA, which subject to receipt of adequate financing, it plans upon developing a storage facility for customer rentals. Please see NOTE C - PROPERTY AND EQUIPMENT for further information. USNG KY was granted royalty interests in 13 oil and gas wells in Kentucky (that had been shut-in since 2014) that it had acquired several years prior to the year ended December 31, 2017, which were sold to a third party in 2018. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.

On September 5, 2019, the Company filed a Form 8-A12G with the Securities and Exchange Commission to become a mandatory filer under the Securities Exchange Act of 1934.

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

Interim Financial Statements

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of Sylios Corp and its wholly owned subsidiaries, US Natural Gas Corp KY, US Natural Gas Corp WV, E 3 Petroleum Corp and 1720 RCMG, LLC. All inter-company balances and transactions have been eliminated in consolidation.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

On sale or abandonment of an entire interest in a proved property, gain or loss is recognized, taking into consideration the amount of any recorded impairment. If a partial interest in a proved property is sold, the amount received is treated as a reduction of the cost of the interest retained. (Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.).

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

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the nine months ended September 30, 2019 and 2018, the Company excluded 143,501,923 and 2,628,416 shares, respectively relating to convertible notes payable to third parties (Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information), 7,800,000 and 7,800,000 shares, respectively, relating to the Series A Preferred stock and 69,444,444 and 1,562,500 shares, respectively, relating to the Series D Preferred stock from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

The Company has early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features as liabilities. Please see NOTE N - CAPITAL STOCK for further information.

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

For the nine months ended September 30, 2019 and 2018 (Unaudited)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2019	December 31, 2018
	(Unaudited)
Land and storage facility costs development plans (pledged as security for promissory note of $75,000. Please see NOTE – I for further information)	75,000	75,000
Computer Software and Hardware	24,160	20,000
Furniture, Fixtures and Equipment	10,828	10,828
Total	109,988	105,828
Accumulated depreciation and depletion	(29,740)	(29,014)

Net property and equipment	$80,248	$76,814

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

The Company uses the straight-line method of depreciation for computer software and furniture, fixtures and equipment over the estimated useful lives of the respective assets. For the nine months ended September 30, 2019 and 2018, depreciation expense relating to property and equipment was $726 and $726, respectively.

NOTE D - INVENTORY

Inventory consist of the following at:

	September 30, 2019	December 31, 2018
(Unaudited)
Squeezee scrubbers	-	-
Ampt earbuds	-	-

Net property and equipment	$-	$-

On September 12, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 30,000 Squeeze Soap Filled Scrubbers for the purchase price of $100,000 via the issuance of 10,000,000 shares of Sylios restricted common stock. The Closing of the transaction occurred on September 15, 2019.

On September 21, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 1,000 Ampt wireless earbuds for the purchase price of $60,000 via the issuance of 6,000,000 shares of Sylios restricted common stock. The Closing of the transaction occurred on September 25, 2019.

The Company’s plans are to retain a third-party consultant to develop an ecommerce website for each product and to initiate sales of each product in 2020. The products are currently stored in a warehouse in Largo, FL.

To the date of the issuance of these financial statements, the Company has yet to engage a third-party consultant to develop an e-commerce website for each product at an agreed upon cost or initiate sales of the products. Accordingly, no value has been assigned to the inventory because no funding is yet available to fund the website or marketing of the products.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE E - OIL AND GAS ROYALTY INTERESTS

Oil and gas royalty interests consist of:

	September 30, 2019	December 31, 2018
(Unaudited)
Royalty interests in 13 wells located in Kentucky, acquired in 2009, shut-in since 2014, and sold to Soligen Technologies, Inc. on May 10, 2018 (1)	$-	$-
Royalty interest in oil well located in Fentress County, Tennessee, acquired in September 2015 and shut-in since September 2015. (2)	-	-
Royalty interest in oil well located in Cumberland County, Kentucky, acquired in September 2015 and shut-in since September 2015. (3)	-	-

Totals	$-	$-

(1)	Pursuant to an Asset Purchase Agreement dated May 10, 2018, USNG KY was granted a royalty interest resulting from the sale of these wells equal to 30% of the gross proceeds of production from the 13 wells and 10% of the gross proceeds of production from any new drilled wells on the sold leases up to a maximum of $140,000. From 2014 to the date of issuance of these financial statements, there has been no production from these wells.

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

NOTE F – OIL AND GAS OPERATING BONDS

The Company is required to put up for bond either cash or a Surety bond for each well it elects to act as operator. The amount of the bond is calculated based on the total depth of the well. In the event the Company were to abandon the wells, the Kentucky Department of Natural Resources would claim the cash bond and use the funds for reclamation.

The Company hopes to reclaim the cash bonds totaling $24,500 for the 13 wells sold in the Asset Purchase Agreement with Soligen Technologies, Inc. when Soligen replaces the Company’s cash bonds by funding with its own bond, which has not yet occurred at the date of issuance of these financial statements. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.

NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF SUBSIDIARIES (continued)

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

At September 30, 2019 and December 31, 2018, the Company held 628,476 (1.81% of the issued and outstanding common shares) and 5,378,476 (16.87% of the issued and outstanding common shares) shares of common stock of GCAN, respectively. On January 9, 2019, the Company transferred 4,000,000 shares of GCAN common stock (fair value of $840,000) to Wayne Anderson to satisfy liabilities of $544,000. Also, on January 9, 2019 the Company transferred 750,000 shares of GCAN common stock (fair value of $157,500) to Valvasone Trust to satisfy liabilities of $116,100.

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES (continued)

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

At September 30, 2019 and December 31, 2018, the Company held 2,956,650 (13.47% of the issued and outstanding common shares) and 2,956,650 (7.69% of the issued and outstanding common shares) shares of common stock of AMDAQ, respectively. On January 7, 2019, the prior owner of AMDAQ, Ltd and the prior owners of the AMDAQ tokens agreed to a reduction in the number of common shares of AMDAQ Corp that they would retain. Of the 15,000,000 shares of AMDAQ Corp common stock issued to the prior owner of AMDAQ, Ltd, 7,500,000 were returned to AMDAQ Corp to be retired. Of the 3,000,000 shares of AMDAQ Corp common stock issued for the purchase of the AMDAQ tokens, 1,500,000 were returned to AMDAQ Corp to be retired.

NOTE H – ACQUISITION OF GLOBAL TECHNOLOGIES, LTD (ENTITY CONTROLLED BY WAYNE ANDERSON) SERIES L CONVERTIBLE PREFERRED STOCK

Effective August 22, 2019, the Company entered into a Consulting Agreement with Global Technologies, Ltd. (“GTLL”) pursuant to which GTLL issued 10 shares of GTLL Series L Convertible Preferred Stock to the Company. Wayne Anderson, the Chief Executive Officer of the Company, has voting control of GTLL through his ownership of Series K Super Voting Preferred Stock which he acquired on August 2, 2019.

Generally accepted accounting principles in the United States require that an equity transaction involving entities under common control are to be recorded based on the carrying value of the assets acquired. The transaction was recorded at GTLL’s carrying value of $0. According to the most recent available unaudited financial statements of GTLL at June 30, 2019. GTLL’s net assets were:

	June 30, 2019	June 30, 2018

ASSETS	$-	$1,689

LIABILITIES
Accounts payable	$2,028	$676
Bank overdrafts	8,997	8,997
Accrued interest	15,331	1,320
Accrued director’s compensation	39,803	-
Notes payable-third parties	140,650	140,650
Note payable-related party	124,800	-
Debt discounts	(8,890)	(123,270)
Derivative liability	715,350	281,300
Total current liabilities	1,038,069	309,673

TOTAL LIABILITIES	$1,038,069	$309,673
NET ASSETS	$(1,038,069)	(307,984)

Operations of GTLL for the years ended June 30, 2019 and 2018 were as follows:

	2019	2018
Revenue earned
Revenue	$-	$-

Operating Expenses
Officer and director compensation, including stock-based compensation of $40,000 and $120,000, respectively	80,000	130,000
Consulting services	124,800	221,900
Professional services	500	-
Selling, general and administrative	2,344	6,934

Total operating expenses	207,644	358,834

Loss from operations	(207,644)	(358,834)

Other expenses
Interest expense	14,011	1,320
Derivative liability loss (gain)	309,250	140,650
Amortization of debt discounts	239,180	17,380

Total other expenses	562,441	159,350

Loss before provision for income taxes	(770,085)	(518,184)

Provision for income taxes	-	-

Net loss	$(770,085)	$(518,184)

Since GTLL had negative assets at August 22, 2019, the effective date of the Consulting Agreement, the Company recorded its 10 shares of GTLL Series L Convertible Preferred Stock at $0.

At the date of issuance of these financial statements, the Company still holds the aforementioned 10 shares of GTLL Series L Convertible Preferred Stock.

NOTE I – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Pursuant to April 1, 2015 Employment Agreement	$6,964	$561,835
Pursuant to April 1, 2018 Employment Agreement	405,000	202,500
Pursuant to January 5, 2011 Board of Directors Service Agreement	-	-
Pursuant to January 2, 2018 Board of Directors Service Agreement	69,500	40,000

Total	$481,464	$804,335

For the year ended December 31, 2018 and the three and nine months ended September 30, 2019, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balance, December 31, 2017	506,393	70,000	576,393
Officer’s/director’s compensation for year ended December 31, 2018	257,942	80,000	337,942
Issuance of 2,176,617 restricted shares of common stock (with a fair value of $87,500 at a $70,000 agreed reduction of the liability) on December 31, 2018	-	(70,000)	(70,000)
Issuance of 995,025 restricted shares of common stock (with a fair value of $40,000) on December 31, 2018	-	(40,000)	(40,000)
Balance, December 31, 2018	764,335	40,000	804,335
Officer’s/director’s compensation for three months ended March 31, 2019	67,500	20,000	87,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock from the Company to the Company’s sole officer and director	(544,000)	-	(544,000)
Balance March 31, 2019 (unaudited)	287,835	60,000	347,835
Officer’s/director’s compensation for three months ended June 30, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended June 30, 2019	(10,871)	(12,500)	(23,371)
Issuance of 116,822 restricted shares of common stock (with a fair value of $10,000) on April 10, 2019	-	(10,000)	(10,000)
Balance June 30, 2019 (unaudited)	$344,464	$57,500	$401,964
Officer’s/director’s compensation for three months ended September 30, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended September 30, 2019	-	(8,000)	(8,000)
Balance September 30, 2019 (unaudited)	$411,964	$69,500	$481,464

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE J - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC (“Armada”), with interest at 8% payable at maturity with principal (default interest rates ranging from 18% to 24%); convertible into shares of common stock at a variable conversion price equal to 50%-60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date:
Issue date October 9, 2018, maturity date of October 9, 2019- net of unamortized debt discount of $740 and $23,178 at September 30, 2019 and December 31, 2018, respectively	29,260	6,822
Issue date December 31, 2018, maturity date of December 31, 2019- net of unamortized debt discount of $8,318 and $33,000 at September 30, 2019 and December 31, 2018, respectively	24,618	-
Amended and Restated Replacement Convertible Promissory Note, Issue date February 12, 2019, maturity date of February 12, 2019- net of amounts converted into Sylios common stock and net of unamortized debt discount of $8,621 and $0 at September 30, 2019 and December 31, 2018, respectively	11,434	-
Issue date February 18, 2019, maturity date of February 18, 2020- net of unamortized debt discount of $4,462 and $0 at September 30, 2019 and December 31, 2018 respectively	7,088	-
Issue date June 5, 2019, maturity date of June 5, 2020- net of unamortized debt discount of $11,211 and $0 at September 30, 2019, December 31, 2018, respectively	5,289	-
Issue date July 2, 2019, maturity date of June 5, 2020- net of unamortized debt discount of $12,107 and $0 at September 30, 2019, December 31, 2018, respectively	4,393	-
Issue date July 24, 2019, maturity date of July 24, 2020- net of unamortized debt discount of $12,742 and $0 at September 30, 2019, December 31, 2018, respectively	2,658	-
Subtotal Armada	84,740	6,822
Unsecured Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC (“Darling”), all in technical default except for the January 9, 2019 note, with interest at 12% payable at maturity with principal (default interest rates ranging from 18% to 22%); convertible into shares of common stock at a variable conversion price equal to 20-40% of the Market Price, which is defined as the lowest Trading Price for the common stock during the 25 trading day period prior to the Conversion Date.
Issue date December 2, 2016, maturity date August 2, 2017	15,000	-
Issue date January 10, 2017, maturity date September 10, 2017	5,000	-
Issue date January 28, 2017, maturity date September 28, 2017, net of amounts converted into Sylios common stock	8,703	3,984
Issue date February 1, 2017, maturity date November 30, 2017, net of amounts converted into Sylios common stock	4,742	4,742
Issue date February 13, 2017, maturity date November 30, 2017	10,000	10,000
Issue date March 7, 2017, maturity date March 7, 2018, - net of amounts converted into Sylios common stock	10,000	10,000
Issue date January 9, 2019, maturity date January 9, 2020, -net of unamortized debt discount of $3,459 and $0 at September 30, 2019 and December 31, 2018, respectively	9,041	-
Subtotal Darling	62,486	28,726
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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE J - NOTES PAYABLE, THIRD PARTIES (continued)

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
Unsecured Notes payable to Valvasone Trust (“Valvasone”), all in technical default until satisfied on January 9, 2019, with interest at 3% payable at maturity with principal:
Issue date October 7, 2013, maturity date January 31, 2014	-	10,000
Issue date March 30, 2014, maturity date June 30, 2014	-	15,000
Issue date January 11, 2016, maturity date March 31, 2016	-	22,000
Issue date July 1, 2017, maturity date September 30, 2017	-	40,000
Subtotal Valvasone	-	87,000
Unsecured Note payable to Mt. Atlas Consulting (“Atlas”) in technical default, with interest at 20% payable at maturity with principal:
Issue date November 17, 2017, maturity date April 17, 2018	4,000	4,000
Subtotal Atlas	4,000	4,000
Unsecured Promissory Note payable to Jefferson Street Capital (“Jefferson”), with interest at 8% payable at maturity with principal:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $4,462 and $0 at September 30, 2019 and December 31, 2018, respectively	7,088	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $5,004 and $0 at September 30, 2019 and December 31, 2018, respectively	5,996	-
Subtotal Jefferson	13,084
Unsecured Promissory Note payable to BHP Capital NY, Inc. (“BHP”), with interest at 8% payable at maturity with principal (default interest rates ranging from 18% to 24%); convertible into shares of common stock at a variable conversion price equal to 50%-60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $4,462 and $0 at September 30, 2019 and December 31, 2018, respectively	7,088	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $5,004 and $0 at September 30, 2019 and December 31, 2018, respectively	5,996	-
Issue date July 24, 2019, maturity date of July 24, 2020- net of unamortized debt discount of $12,742 and $0 at September 30, 2019, December 31, 2018, respectively	2,658	-
Subtotal BHP	15,742
Unsecured Promissory Note payable to Fourth Man, LLC. (“FOURTH”), with interest at 8% payable at maturity with principal (default interest rate of 18%); convertible into shares of common stock at a variable conversion price equal to 60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20 trading day period prior to the Conversion Date:
Issue date July 24, 2019, maturity date of July 24, 2020- net of unamortized debt discount of $12,742 and $0 at September 30, 2019, December 31, 2018, respectively	2,658	-
Subtotal FOURTH	2,658	-
Unsecured Promissory Note payable to Pacific Stock Transfer Company (“Pacific”) in technical default, with interest at 5% payable at maturity with principal:
Issue date August 11, 2017, maturity date November 11, 2017	3,250	6,250
Subtotal Pacific	3,250	6,250
Total	$1,480,317	$1,440,242

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE J - NOTES PAYABLE, THIRD PARTIES (continued)

Concentration of Debt Due Lenders:

	SLMI	Tangiers	Other	Total

September 30, 2019
Promissory notes payable, net of discount	$910,000	$284,357	$285,960	$1,480,317
Accrued interest:
Stated interest	299,759	97,094	85,172	482,025
Additional default interest	-	-	-	-
Total accrued interest	299,759	97,094	85,172	482,025
Total debt (Unaudited)	$1,209,759	$381,451	$371,132	$1,962,342

December 31, 2018
Promissory notes payable, net of discount	$910,000	$281,943	$248,299	$1,440,242
Accrued interest:		-
Stated interest	279,284	79,145	80,985	439,414
Additional default interest	-	-	-	-
Total accrued interest	279,284	79,145	80,985	439,414
Total debt	$1,189,284	$361,088	$329,284	$1,879,656

Interest expense consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stated interest	$47,317	$19,843	$87,637	$59,536
Additional default interest	-	28,820	-	93,167

Totals	$47,317	$48,663	$87,637	$152,703

The stated interest and additional default interest expense relates to the following lenders:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SLMI	$	$	$	$
Stated Interest	6,825	6,761	20,475	20,281
Additional default interest	-	12,267	-	42,934
Total SLMI	6,825	19,028	20,475	63,215

Tangiers:
Stated Interest	5,983	5,900	17,949	17,700
Additional default interest	-	12,656	-	38,345
Total Tangiers	5,983	18,556	17,949	56,045

Other lenders
Stated Interest	34,509	5,620	49,213	21,555
Additional default interest	-	3,897	-	11,888
Total others	34,509	9,517	49,213	33,443

Totals
Stated Interest	47,317	19,843	87,637	59,536
Additional default interest	-	28,820	-	93,167
Total all Lenders	$47,317	$48,663	$87,637	$152,703

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE J - NOTES PAYABLE, THIRD PARTIES (continued)

Income from modification of convertible and non-convertible notes payable consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Waiver of prior and future additional default interest pursuant to debt modifications with SLMI Energy Holdings, LLC on June 8, 2018 (1)	$-	$-	$-	$343,540
Waiver of prior and future additional default interest pursuant to debt modifications with Darling Capital, LLC on December 6, 2018 (2)	-	-	-	-
Waiver of prior and future additional default interest pursuant to debt modifications with Tangiers Investment Group, LLC on December 18, 2018 (2)	-	-	-	-

Total	$-	$-	$-	$343,540

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

Gain on settlement of convertible notes payable consists of:

	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Company payment of $15,000 on October 5, 2018 in full and final settlement of $130,298 debt and $83,100 accrued interest due Beaufort Capital Partners, LLC	$-	$-	$-	$-

Total	$-	$-	$-	$-

Convertible Note Conversions:

During the nine months ended September 30, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Total	Conversion	Shares
Date	Conversion	Conversion	Conversion	Price	Issued	Issued to
2/7/2019	$-	$642	$642	$0.00106	594,066	Darling
2/20/2019	1,100	-	1,100	0.00205	536,585	Armada
8/26/2019	345	851	1,196	$0.002	583,523	Armada
9/9/2019	-	1,300	1,300	$0.00106	1,226,583	Darling
	$1,445	$2,793	$4,238		2,940,757

Loss on conversions of notes payable consists of:

	Three Months Ended		Nine Months
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Armada convertible notes	$(7,557)	$-	$(60,115)	$-
Darling convertible notes	(10,966)	(30,460)	(70,384)	(30,460)

Total	$(18,523)	$(30,460)	$(130,499)	$(30,460)

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE K - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Secured Promissory Note dated October 6, 2018 payable to Wayne Anderson, CEO of the Company, interest at 3%, due October 6, 2019	$70,000	$70,000
Unsecured Promissory Note dated September 15, 2017, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 3%, due September 15, 2018	68,000	78,000

Total	$138,000	$148,000

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE L - DERIVATIVE LIABILITY

The derivative liability at September 30, 2019 and December 31, 2018 consisted of:

	September 30, 2019	December 31, 2018
	(Unaudited)
Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	$278,100	$1,076,786
Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	230,783	2,248,272
Convertible Promissory Notes payable to Tangiers Investment Group, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	582,805	5,354,400
Convertible Promissory Notes payable to Bullfly Trading Company, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	-	1,960
Convertible Promissory Note dated February 24, 2016 payable to Mountain Properties, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	-	1,838
Convertible Promissory Note payable to Jefferson Street Capital, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	45,860	-
Convertible Promissory Note payable to BHP Capital NY, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	76,018	-
Convertible Promissory Note dated July 24, 2019 payable to Fourth Man, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	30,158	-
Total derivative liability	$1,243,724	$8,683,257

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE L - DERIVATIVE LIABILITY (continued)

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

The fair value of the derivative liability was measured at the respective issuance dates and at September 30, 2019 and December 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at September 30, 2019 were (1) stock price of $0.01 per share, (2) conversion prices ranging from $0.0016 to $0.0056 per share, (3) terms ranging from 8 days to 296 days, (4) expected volatility of 372.06%, and (5) risk free interest rates ranging from 1.79% to 1.91%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2018 were (1) stock price of $0.0402 per share, (2) conversion prices ranging from $0.0008 to $0.164 per share, (3) terms ranging from 6 months to 12 months, (4) expected volatility of 1080%, and (5) risk free interest rates ranging from 2.56% to 2.63%.

Derivative liability income (expense) consists of:

	Three Months Ended		Nine Months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beaufort convertible notes	$-	$-	$-	$(82,945)
Armada convertible notes	(7,557)	-	746,253	-
Darling convertible notes	(10,966)	-	2,038,957	43,804
Tangiers convertible notes	-	-	4,819,124	(71,717)
Other convertible notes	(19,932)	-	(61,402)	11,920

Total	$(12,463)	$-	$7,598,183	$(98,938)

NOTE M – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future plugging and abandonment costs relating to the 13 oil and gas wells located in Kentucky, which were sold to Soligen Technologies, Inc. (“Soligen”) on May 10, 2018 (Please see NOTE E -OIL AND GAS ROYALTY INTERESTS for further information). The $64,500 liability was estimated by management at December 31, 2018 based upon a number of factors including the depth of the wells and the regional reclamation, plugging and abandonment costs. No change in the estimate of $64,500 has been recognized from December 31, 2016 to September 30, 2019.

If and when Soligen replaces our operating bond on deposit with the Kentucky Department of Natural Resources, Soligen will then become responsible for the asset retirement obligations relating to the 13 wells and we will write-off the then balance of the asset retirement obligations liability.

NOTE N - CAPITAL STOCK

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

The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares. At September 30, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described. The holders of Series B Preferred Stock shall not be entitled to receive dividends. The holders of Series B Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series B Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of ten shares of common stock for each share of series B Preferred Stock. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Three Hundred Thousand (300,000) shares. At September 30, 2019 and December 31, 2018 there are 0 and 0 shares issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE N - CAPITAL STOCK (continued)

On April 14, 2011, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series C Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series C Preferred Stock shall be as hereinafter described. The holders of Series C Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series C Preferred shares are outstanding. The holders of Series C Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series C Preferred Stock held on a forty votes per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series C Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of forty shares of common stock for each share of series C Preferred Stock. The Board of directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series C Preferred Stock (the “Series C Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series C Preferred Stock was One Million (1,000,000) shares. At September 30, 2019 and December 31, 2018, there are 0 and 0 shares issued and outstanding, respectively

On November 14, 2017, the Company’s Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series D Preferred Stock” with a stated value of $0.001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series D Preferred Stock shall be as hereinafter described. The holders of Series D Preferred Stock shall not be entitled to receive dividends.

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

Calculation- Each individual share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[5000]

divided by:

[.80 times the lowest closing price of the Company’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion remitted to the Company by the Series D Preferred stockholder]

The number of authorized shares constituting the Series D Preferred Stock was Five Hundred Thousand (500,000) shares. At September 30, 2019 and December 31, 2018, there are 100 and 100 shares issued and outstanding, respectively.

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE N - CAPITAL STOCK (continued)

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

Common Stock and Preferred Stock Issuances

For the nine months ended September 30, 2019 and fiscal years ended December 31, 2018 and December 31, 2017, the Company issued and/or sold the following unregistered securities:

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

On August 22, 2019, the Company issued 583,523 shares of its common stock to a convertible noteholder in satisfaction of $345 principal and $851 interest against an outstanding note. The $7,557 excess of the $8,753 fair value of the 583,523 shares over the $1,196 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2019.

On September 9, 2019, the Company issued 1,226,583 shares of its common stock to a convertible noteholder in satisfaction of $1,300 interest against an outstanding note. The $10,966 excess of the $12,266 fair value of the 1,226,583 shares over the $1,300 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2019.

On September 15, 2019, the Company issued 10,000,000 shares of restricted common stock for the purchase of $100,000 in inventory.

On September 25, 2019, the Company issued 6,000,000 shares of restricted common stock for the purchase of $60,000 in inventory.

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

The number of common shares authorized with a par value of $0.001 per share at June 30, 2019 and December 31, 2018is 750,000,000 and 750,000,000, respectively. At September 30, 2019 and December 31, 2019, there are 13,504,701 and 5,909,113 shares of common stock issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE N - CAPITAL STOCK (continued)

Preferred Stock

On December 31, 2017, the Company issued to Wayne Anderson 100 shares of the Company’s newly designated Series D Preferred Stock in satisfaction of $500,000 accrued officer’s compensation.

Warrants and options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, January 1, 2017	25,000	-	25,000
Granted in year ended December 31, 2017	-	-	-
Balance December 31, 2017	25,000	-	25,000
Options (exercisable at $0.40 per share) granted to Wayne Anderson in connection with April 1, 2018 Employment Agreement	25,000	-	25,000
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $30,000 Promissory Note on October 9, 2018	-	62,500	62,500
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $33,000 Promissory Note on December 31, 2018	-	82,500	82,500
Balance, December 31, 2018	50,000	145,000	195,000
Warrants (exercisable at $0.025 per share) issued to Darling Capital, LLC in connection with sale of $12,500 Promissory Note dated January 9, 2019	-	3,000,000	3,000,000
Warrants (exercisable at $.10 per share) issued to Armada Investment Fund, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Balance March 31, 2019	50,000	3,223,750	3,273,350
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.075 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated June 5, 2019	-	220,000	220,000
Balance, June 30, 2019	50,000	3,543,750	3,593,750
Warrants (exercisable at $.075 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated July 2, 2019	-	220,000	220,000
Warrants (exercisable at $.08 per share) issued to Armada Investment Fund, LLC in connection with sale of $15,400 Promissory Note dated July24, 2019	-	256,667	256,667
Warrants (exercisable at $.08 per share) issued to BHP Capital NY Inc in connection with sale of $15,400 Promissory Note dated July24, 2019	-	256,667	256,667
Warrants (exercisable at $.08 per share) issued to Fourth Man, LLC in connection with sale of $15,400 Promissory Note dated July24, 2019	-	256,667	256,667
Balance, September 30, 2019	50,000	4,533,751	4,583,751

As of September 30, 2019, the Company has fifteen warrants and options issued and outstanding granting the holders the right to purchase up to a total of 4,583,751 shares of its common stock.

The following table summarizes information about warrants outstanding as of September 30, 2019:

Number Outstanding
At September 30, 2019	Exercise Price	Expiration Date

25,000	$0.80	April 1, 2020
25,000	$0.40	April 1, 2023
62,500	$0.40	October 9, 2023
82,500	$0.40	December 31, 2023
3,000,000	$0.025	January 9, 2024
78,750	$0.10	February 20, 2024
100,000	$0.10	May 2, 2024
440,000	$0.075	June 5, 2024
770,001	$0.08	July 24, 2024
4,583,751

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE O - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the three and nine months ended September 30, 2019 and 2018. The sources of the difference are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)
Expected tax	$(52,924)	$(36,637)	$1,266,661	$(44,816)
Non-deductible stock-based compensation	-	-	165,354	-
Non-deductible loss on conversion of notes payable and accrued interest	3,890	-	27,404	-
Non-deductible loss (nontaxable income) from derivative liability	2,617	-	(1,595,618)	20,777
Non-deductible amortization of debt discounts	11,915	-	25,190	2,568
Increase (decrease) in Valuation allowance	34,502	35,303	111,009	21,471
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Unpaid accrued officer and director compensation	$101,107	$168,910
Net operating loss carry-forwards	2,257,851	2,062,344
Valuation allowance	(2,358,958)	(2,231,254)
Net non-current deferred tax asset	$-	$-

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE P - COMMITMENTS AND CONTINGENCIES

Occupancy

On August 28, 2019, the Company entered into a lease to rent office space located at 501 1st Ave N, Suite 901, St. Petersburg, FL 33701. The lease is for a term of one year and has a monthly rental rate of $480. The Company’s future rental obligation at September 30, 2019 and December 31, 2018 is $5,280 and $3,760, respectively.

Employment and Director Agreements

On April 1, 2018, the Company executed an employment agreement with Wayne Anderson to serve in the role as President, Treasurer, and Secretary of the Company upon the terms and provisions and, subject to the conditions set forth in the Agreement, for a term of three (3) years, commencing on April 1, 2018 and terminating on March 31, 2021, unless earlier terminated as provided in the Agreement. The Agreement included options to Mr. Anderson to purchase 25,000 shares of common stock at a price of $0.40 per share. The agreement provides for Mr. Anderson to receive an annual compensation of $270,000 for each of the three years of the Agreement. Please see NOTE H – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE P - COMMITMENTS AND CONTINGENCIES (continued)

On January 2, 2018, the Company executed a new Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing January 2, 2018 the Company is to pay Mr. Anderson $10,000 per quarter for which Mr. Anderson serves on the Board of Directors. In addition to cash compensation, the Company is to issue Mr. Anderson the equivalent of $10,000 of the Company’s common stock on the last calendar day of each quarter. The calculation for the number of shares to be issued to Mr. Anderson shall be as follows: $10,000/(Closing stock price on the last trading day of each quarter x .80). Please see NOTE I – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

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

On January 5, 2011, the Company executed a Board of Directors Service Agreement with Wayne Anderson. Under the terms of the Agreement, commencing January 5, 2011 the Company was to pay Mr. Anderson the equivalent of $2,500 per quarter in common stock for which Mr. Anderson served on the Board of Directors. For the years ended December 31, 2011 to December 31, 2017, the Company expensed $10,000 per year, which was satisfied through the issuance of the Company’s common stock on December 31, 2018. Please see NOTE I – ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

Legal

From time to time, the Company is subject to litigation from service providers and others. As of September 30, 2019 and December 31, 2018, there are two outstanding judgments against the Company totaling $6,658 and $6,658, respectively (which is included in accounts payable). As of September 30, 2019 and December 31, 2018 and at the date of issuance of these financial statements, there is no outstanding litigation against the Company.

Key Man life insurance

On July 17, 2019, the Company applied for a 10-year term Key Man life insurance policy for its sole officer and director, Jimmy Wayne Anderson, in the amount of $500,000. The policy was approved in August 2019 with an effective start date of September 1, 2019. The monthly cost to the company is $59.38.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE Q - GOING CONCERN UNCERTAINITY

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of September 30, 2019, we had an accumulated deficit of $14,440,879. For the nine months ended September 30, 2019, we used cash from operating activities of $153,909. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

NOTE R - SUBSEQUENT EVENTS

On October 10, 2019, the Company’s Board of Directors elected to form a new subsidiary, 5496 NRMF, LLC.

On October 12, 2019, the Company, through its wholly owned subsidiary 5496 NRMF, LLC, entered into a Commercial Sales Contract for the purchase of a 1.1-acre tract of land in Santa Rosa County, Florida for the purchase price of $17,500. The transaction closed on November 1, 2019.

On October 16, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with each of BHP Capital NY Inc. and Fourth Man, LLC (collectively, the “Investors”) wherein the Company issued each of the Investors a Convertible Promissory Note (the “Notes”) in the amount of $13,750 for a total of $27,500. The Notes have a term of one (1) year and are due on October 16, 2020 and bear interest at 8% annually. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (October 16, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. As part and parcel of the foregoing transactions, each of the Investors was issued a warrant granting the holder the right to purchase up to 761,958 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transactions closed on October 16, 2019.

On October 28, 2019, the Company issued 1,000,000 shares of common stock to a convertible noteholder in satisfaction of $3,700 principal and $500 in fees. The $5,800 excess of the $10,000 fair value of the 1,000,000 shares over the $4,200 liability reduction was charged to loss on conversion of debt at that date.

On October 28, 2019, the Company issued 1,248,390 shares of common stock to a warrant holder upon the partial exercise of a warrant issued on February 18, 2019.

On October 30, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Investment Fund, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $25,300. The Note has a term of one (1) year, is due on October 30, 2020 and bears interest at 8% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. As part and parcel of the foregoing transaction, the Investor was issued a warrant granting the holder the right to purchase up to 1,402,000 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transaction closed on October 30, 2019.

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

Events during the three months ended September 30, 2019:

On September 21, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 1,000 Ampt wireless earbuds for the purchase price of $60,000 via the issuance of 6,000,000 shares of restricted common stock. The Closing of the transaction occurred on September 25, 2019.

On September 12, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 30,000 Squeeze Soap Filled Scrubbers for the purchase price of $100,000 via the issuance of 10,000,000 shares of restricted common stock. The Closing of the transaction occurred on September 15, 2019.

The Company’s plans are to retain a third-party consultant to develop an ecommerce website for each product and to initiate sales of each product within the fourth quarter of 2019. The products are currently stored in a warehouse in Largo, FL.

On September 5, 2019, the Company filed a Form 8-A12G with the Securities and Exchange Commission to become a mandatory filer under the Securities Exchange Act of 1934.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Global Technologies, Ltd (“Global”) for acquisition related services. Global is a publicly traded company that trades under the symbol “GTLL.” The Company’s President, Mr. Anderson, serves as the sole officer and director of GTLL. As per the terms of the Agreement, the Company was compensated 10 shares of Global’s Series L Preferred Stock.

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

The GREEN and JAMES PHARIS wells are covered under the bond of Keller Energy, LLC (“Keller”). Keller is currently re-entering each of the wells to replace downhole pumping parts, flowlines and certain tank batteries. The Company anticipates that each of the wells will be placed into production during the fourth quarter of 2019.

The wells sold to Soligen Technologies, Inc. (“Soligen”) are still under the bond of E 3 Petroleum Corp, a wholly owned subsidiary of the Company. Soligen’s plan is to re-enter each well to determine what downhole work is needed to place the wells back into production and to stimulate increased production. We anticipate that 3-4 of the wells will be re-entered, re-worked and placed into production by the end of the fourth calendar quarter of 2019. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS and NOTE F – OIL AND GAS OPERATING BONDS for further information.

On May 10, 2018, the Company’s subsidiary, US Natural Gas Corp KY (“KY”), entered into an Asset Purchase Agreement with Soligen Technologies, Inc. (“SGTN”) for the sale of 13 previously producing crude and natural gas wells, approximately 1700 acres of leaseholds, tank batteries and gathering systems (collectively the “assets”) all located in multiple counties throughout the State of Kentucky. Under the terms of the Agreement, SGTN acquired the assets for consideration of One Hundred Forty Thousand and no/100 Dollars ($140,000). At Closing, SGTN assigned KY a royalty for payment out of production, whereby KY shall receive thirty percent (30%) of the gross proceeds of production from the acquired assets. In addition, KY shall receive ten percent (10%) of the monthly gross proceeds of production from any new drilled wells on the acquired leases. KY shall receive payments from production until such time that KY has received a total of One Hundred Forty Thousand and no/100 Dollars ($140,000). Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.

E 3 Petroleum Corp:

E 3 Petroleum Corp (“E3”) is a wholly owned subsidiary formed in the State of Florida on February 8, 2010. E3’s sole business activity is to act as the bonding entity for the Company’s oil and natural gas wells. As a bonding entity, E3 places funds with the Kentucky Department of Natural Resources to cover the reclamation costs in the event the wells under its bond are deemed abandoned by the State of Kentucky. Please see NOTE F – OIL AND GAS OPERATING BONDS for further information.

1720 RCMG, LLC:

1720 RCMG, LLC (“1720”) is a wholly owned subsidiary formed in the State of Florida on July 24, 2019. 1720’s business activity will be to manage the Company’s development of its commercial property located in Macon, GA.

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

Surplus Inventory:

On September 12, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 30,000 Squeeze Soap Filled Scrubbers for the purchase price of $100,000 via the issuance of 10,000,000 shares of restricted common stock. The Closing of the transaction occurred on September 15, 2019.

On September 21, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 1,000 Ampt wireless earbuds for the purchase price of $60,000 via the issuance of 6,000,000 shares of restricted common stock. The Closing of the transaction occurred on September 25, 2019.

The Company’s plans are to retain a third-party consultant to develop an ecommerce website for each product and to initiate sales of each product within the fourth quarter of 2019. The products are currently stored in a warehouse in Largo, FL.

Squeezee Soap Filled Scrubbers:

The innovative Squeezee sponge has concentrated dishwashing liquid inside the sponge with grease cutting formula and Aloe for soft hands. The Squeezee scrubber makes dishwashing both more convenient and economical. No more need for purchasing separate detergents. The soft antibacterial non-scratch double-sided scrubber has a unique shape allowing to reach those hard to get to places for multi-purpose use.

Ampt Wireless Bluetooth Earbuds:

Pair the AMPT stereo Bluetooth earphones with each other for a stereo experience. In single earbud mode, each wireless headset can connect with two Bluetooth source devices like your iPhone or Android phone, iPad, tablet, or laptop simultaneously. If you are streaming music from your iPad, and receive an incoming call on your iPhone, the wireless earphones will recognize this and allow you to take the call seamlessly without the hassle of repairing. Pairing 2 cordless earbuds wirelessly like Apple AirPods, making it the smallest stereo Bluetooth headset on the market. Siri is just a touch away via the main button on either of the cordless earbuds. You never have to take your smartphone out of your pocket, giving you a genuine hands-free, wireless stereo experience.

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

For further information on the Company’s operations and filings with the Securities and Exchange Commission, please visit its corporate website at www.amdaq.com and the website of its subsidiary, AMDAQ, Ltd., at www.amdaq.market. Please see NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES for further information.

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

None.

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

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Appalachian Basin and elsewhere competing for customers. Several of our competitors are large, well-known oil and gas and/or energy companies, but no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, sometimes enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. We are more of a regional operator, and have the traditional competitive strengths of one, including recently established contacts and in-depth knowledge of the local geography. Additionally, there is increasing competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market-place for smaller producers of natural gas and oil and for operators of smaller natural gas transmission systems.

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

Results of operations

For the Nine Months Ended September 30, 2019 and 2018

Our results of operations for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$2,500	$2,500
Total operating expenses	$1,238,159	$265,123
Loss from operations	$(1,235,659)	$(262,623)
Net income (loss)	$6,031,718	$(213,411)

For the nine months ended September 30, 2019 and 2018, the Company generated revenue of $2,500 and $2,500 respectively. For the three months ended September 30, 2019 and 2018, the Company generated revenue of $- and $2,500, respectively.

Our operating expenses for the nine months ended September 30, 2019 and 2018 amounted to $1,238,159 and $265,123, respectively. Our operating expenses for the three months ended September 30, 2019 and 2018 amounted to $116,9771 and $91,488, respectively.

Our net income for the nine months ended September 30, 2019 was $6,031,718 as compared to a net loss of $213,411 during the nine months ended September 30, 2018. Our net loss for the three months ended September 30, 2019 was $252,018 as compared to net loss of $174,461 for the three months ended September 30, 2018.

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

Liquidity and Capital Resources

The following table provides detailed information about our net cash flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$(153,909)	$(10,377)
Net cash used in investing activities	(9,773)	(3,389)
Net cash provided by financing activities	135,760	14,007
Net increase (decrease) in cash	$(27,922)	241

Operating Activities

For the Nine Months Ended September 30, 2019 and 2018

Cash used in operating activities for the nine months ended September 30, 2019 consisted of net income as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net to loss to net cash used in operating activities. Cash used in operating activities of $153,909 consisted of a net income of $6,031,718. The net loss was offset by loss of conversion of notes payable of $130,499, amortization of debt discount of $119,953, professional fees of $576,400 and derivative liability expense of $7,598,183.

Cash used in operating activities for the nine months ended September 30, 2018 consisted of a net loss as well as the effect of changes in operating assets and liabilities as well as adjustments to reconcile net income to net cash used in operating activities. Cash used in operating activities of $10,377 consisted of a net loss of $213,411. The net loss was offset by loss of conversion of notes payable of $30,460, amortization of debt discount of $12,227, accrued director and officer compensation of $250,442, income from modification of non-convertible notes payable of $343,540 and derivative liability expense of $98,938.

Investing Activities

For the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018 we used cash flow from investing activities of $(9,773) and $(3,898), respectively.

Financing Activities

For the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018 net cash provided by financing activities was $135,760 and $14,007, respectively.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our revenue generated from consulting services and sales of equity positions we maintain in other publicly traded entities to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

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

Changes in Internal Controls

During the quarter ended September 30, 2019, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On August 22, 2019, the Company issued 583,523 shares of its common stock to a convertible noteholder in satisfaction of $345 principal and $851 interest against an outstanding note. The $7,557 excess of the $8,753 fair value of the 583,523 shares over the $1,196 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2019.

On September 9, 2019, the Company issued 1,226,583 shares of its common stock to a convertible noteholder in satisfaction of $1,300 interest against an outstanding note. The $10,966 excess of the $12,266 fair value of the 1,226,583 shares over the $1,300 liability reduction was charged to loss on conversion of debt in the three months ended September 30, 2019.

On September 15, 2019, the Company issued 10,000,000 shares of restricted common stock for the purchase of $100,000 in inventory.

On September 25, 2019, the Company issued 6,000,000 shares of restricted common stock for the purchase of $60,000 in inventory.

Please see NOTE M - CAPITAL STOCK for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Articles of Merger US Natural Gas Corp and Wilon Resources, Inc. dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
2.2	Agreement and Plan of Share Exchange between US Natural Gas Corp KY, Sylios Corp and TerraTech, Inc. dated September 22, 2017 (previously filed with Form S-1 on April 11, 2019)
3.1	Articles of Incorporation Adventure Energy, Inc. dated March 28, 2008 (previously filed with Form S-1 on April 11, 2019)
3.2	Amendment to Articles of Incorporation of Adventure Energy, Inc. dated April 18, 2008 (previously filed with Form S-1 on April 11, 2019)
3.3	Bylaws of Adventure Energy, Inc. (previously filed with Form S-1 on April 11, 2019)
3.4	Amended and Restated Articles of Incorporation of Adventure Energy, Inc. dated October 6, 2009 (previously filed with Form S-1 on April 11, 2019)
3.5	Amendment to Articles of Incorporation of Adventure Energy, Inc. (name change) dated March 19, 2010 (previously filed with Form S-1 on April 11, 2019)
3.6	Amendment to Articles of Incorporation of US Natural Gas Corp dated April 18, 2011 (previously filed with Form S-1 on April 11, 2019)
3.7	Amendment to Articles of Incorporation of US Natural Gas Corp dated August 2, 2011 (previously filed with Form S-1 on April 11, 2019)
3.8	Amendment to Articles of Incorporation of US Natural Gas Corp dated December 1, 2011 (previously filed with Form S-1 on April 11, 2019)
3.9	Amendment to Articles of Incorporation of US Natural Gas Corp dated May 8, 2012 (previously filed with Form S-1 on April 11, 2019)
3.10	Amendment to Articles of Incorporation of US Natural Gas Corp dated November 26, 2012 (previously filed with Form S-1 on April 11, 2019)
3.11	Amendment to Articles of Incorporation of US Natural Gas Corp dated July 19, 2013 (previously filed with Form S-1 on April 11, 2019)
3.12	Amendment to Articles of Incorporation of US Natural Gas Corp (name change) dated April 14, 2014 (previously filed with Form S-1 on April 11, 2019)
3.13	Amendment to Articles of Incorporation of Sylios Corp dated August 21, 2014 (previously filed with Form S-1 on April 11, 2019)
3.14	Amendment to Articles of Incorporation of Sylios Corp dated December 3, 2014 (previously filed with Form S-1 on April 11, 2019)
3.15	Amendment to Articles of Incorporation of Sylios Corp dated October 2, 2015 (previously filed with Form S-1 on April 11, 2019)
3.16	Amendment to Articles of Incorporation of Sylios Corp dated November 4, 2015 (previously filed with Form S-1 on April 11, 2019)
3.17	Amendment to Articles of Incorporation of Sylios Corp dated January 5, 2017 (previously filed with Form S-1 on April 11, 2019)
3.18	Amendment to Articles of Incorporation of Sylios Corp dated December 28, 2017 (previously filed with Form S-1 on April 11, 2019)
3.19	Amendment to Articles of Incorporation of Sylios Corp dated April 20, 2018 (previously filed with Form S-1 on April 11, 2019)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on April 11, 2019)
10.1	Wayne Anderson Employment Agreement dated April 1, 2009 (previously filed with Form S-1 on April 11, 2019)
10.2	Lender Acquisition Agreement between Adventure Energy, Inc. and SLMI Holdings, LLC dated September 4, 2009 (previously filed with Form S-1 on April 11, 2019)
10.3	Asset Purchase Agreement between Adventure Energy, Inc. and KYTX Oil & Gas, LLC dated November 6, 2009 (previously filed with Form S-1 on April 11, 2019)
10.4	Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated November 10, 2009 (previously filed with Form S-1 on April 11, 2019)
10.5	Amendment to Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated December 20, 2010 (previously filed with Form S-1 on April 11, 2019)
10.6	Wayne Anderson Employment Agreement dated April 1, 2015 (previously filed with Form S-1 on April 11, 2019)
10.7	Wayne Anderson Employment Agreement dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 5, 2011 (previously filed with Form S-1 on April 11, 2019)
10.9	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 2, 2018 (previously filed with Form S-1 on April 11, 2019)
10.10	Indemnification Agreement between Sylios Corp and Wayne Anderson dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)

10.11	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on April 11, 2019)
10.12	Registration Rights Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.13	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.14	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.15	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.16	Assignment of Secured Note and Security Agreement dated April 22, 2014 (previously filed with Form S-1 on April 11, 2019)
10.17	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date September 4, 2009) (previously filed with Form S-1 on April 11, 2019)
10.18	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date November 12, 2009) (previously filed with Form S-1 on April 11, 2019)
10.19	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018, 2018 (previously filed with Form S-1 on April 11, 2019)
10.20	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.21	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.22	Securities Purchase Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.23	Convertible Note between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.24	Common Stock Purchase Warrant Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.25	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.26	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.27	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.28	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.29	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.30	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.31	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.32	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.33	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.34	Amended and Restated Replacement Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 12, 2019 (previously filed with Form S-1 on April 11, 2019)
10.35	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.36	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)

10.37	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.38	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.39	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.40	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.41	Secured Note between US Natural Gas Corp WV (f/k/a Wilon Resources, Inc. and MTEL Investment and Management dated January 5, 2010 (previously filed on Form S-1/A on June 17, 2019)
10.42	Loan Agreement between US Natural Gas Corp KY and Mt. Atlas Consulting, LLC dated November 17, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.43	Promissory Note between Sylios Corp and Pacific Stock Transfer Company dated August 11, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.44	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.45	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 28, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.46	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated June 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.47	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated August 12, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.48	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated July 3, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.49	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated June 3, 2015 (previously filed on Form S-1/A on June 17, 2019)
10.50	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated March 16, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.51	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated January 27, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.52	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated January 28, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.53	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 2, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.54	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 13, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.55	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated March 7, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.56	Promissory Note between US Natural Gas Corp and Valvasone Trust dated October 7, 2013 (previously filed on Form S-1/A on June 17, 2019)
10.57	Promissory Note between US Natural Gas Corp and Valvasone Trust dated March 30, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.58	Promissory Note between Sylios Corp and Valvasone Trust dated January 11, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.59	Promissory Note between Sylios Corp and Valvasone Trust dated July 1, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.60	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.61	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.62	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.63	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)
10.64	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)

10.65	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC, BHP Capital NY Inc and Fourth Man, LLC dated July 25, 2019 (previously filed on Form 8-K on July 31, 2019)
10.66	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.67	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.68	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.69	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.70	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.71	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.72	Consulting Agreement between the Company and Global Technologies, Ltd dated August 22, 2019
10.73	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.74	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.75	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.76	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.77	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.78	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 12, 2019 (previously filed on Form 8-K on October 30, 2019)
10.79	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 21, 2019 (previously filed on Form 8-K on October 30, 2019)
10.80	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.81	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.82	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on April 11, 2019)
21.1	Articles of Incorporation US Natural Gas Corp KY dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.2	Amendment to Articles of Incorporation to US Natural Gas Corp KY dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
21.3	Articles of Organization for E 2 Investments, LLC dated July 22, 2009 (previously filed with Form S-1 on April 11, 2019)
21.4	Certificate for Conversion and Articles of Incorporation for AMDAQ Corp dated August 29, 2017 (previously filed with Form S-1 on April 11, 2019)
21.5	Articles of Organization for The Greater Cannabis Company, LLC dated March 20, 2014 (previously filed with Form S-1 on April 11, 2019)
21.6	Certificate of Conversion and Articles of Incorporation for The Greater Cannabis Company, Inc. dated January 13, 2017 (previously filed with Form S-1 on April 11, 2019)
21.7	Articles of Incorporation E 3 Petroleum Corp dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.8	Articles of Incorporation US Natural Gas Corp WV dated July 6, 2010 (previously filed with Form S-1 on April 11, 2019)
21.9	Articles of Organization SLMI Options, LLC dated June 17, 2008 (previously filed with Form S-1 on April 11, 2019)
21.10	Articles of Organization 1720 RCMG, LLC dated July 22, 2019 (previously filed with Form 10-Q dated August 19, 2019)
21.11	Articles of Organization 5496 NRMF, LLC dated October 16, 2019 (previously filed with Form 8-K dated November 1, 2019)
21.11	Subsidiaries of the Registrant
Graphic	Corporate logo- Sylios Corp
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

XBRL Exhibits will be filed by subsequent amendment.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	November 19, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

