Form 10-Q/A
period 2019-09-30
Sylios Corp
filed 2019-11-20
CIK 1448695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Sylios Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 19, 2019 is being filed as an exhibit-only filing solely to add the Company’s financials filed utilizing XBRL. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

3

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

4

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

SYLIOS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

	(Unaudited) September 30, 2019	(Unaudited) September 30, 2018
OPERATING ACTIVITIES:
Net income (loss)	$6,031,718		$(213,411)
Adjustments to reconcile net income (loss) to net cash used from operating activities:
Depreciation	726		726
Stock-based professional fees relating to Valvasone Trust and affiliate	450,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to the Company CEO over accrued officer compensation settled charged to officer and director compensation	296,000		-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to Valvasone Trust over notes payable and accrued interest settled charged to professional fees	41,400		-
Issuance of notes payable to Valvasone Trust for professional fees	20,000		-
Income from modification of non-convertible notes payable	-		(343,540)
Loss on conversion of notes payable	130,499		30,460
Derivative liability expense (income)	(7,598,183)		98,938
Amortization of debt discounts	119,953		12,227
Changes in operating assets and liabilities:
Inventory	-		-
Accounts payable	30,279		1,078
Accrued officer and director compensation	231,129		250,442
Accrued interest on notes payable	92,570		152,703
Net cash provided (used) from operating activities	(153,909)		(10,377)

INVESTING ACTIVITIES:
Computer software and hardware additions	(4,160)		-
Advances to GTLL	(5,613)		-
Advances to spun-off former subsidiary, The Greater Cannabis Company, Inc.	-		(3,389)
Net cash used by investing activities	(9,773)		(3,389)

FINANCING ACTIVITIES:
Loans, related parties, net	1,610		(5,993)
Proceeds from notes payable	137,150		20,000
Repayment of note payable	(3,000)		-
Net cash provided from financing activities	135,760		14,007

NET INCREASE (DECREASE) IN CASH	(27,922)		241

CASH, BEGINNING OF PERIOD	28,005		2

CASH, END OF PERIOD	$83		$243

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-		$-
Interest paid	$-		$-
Non-cash investing and financing activities:
Issuance of notes payable to Valvasone Trust for professional services	$20,000		$-
Initial derivative liability charged to debt discounts	$107,150		$-
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	$157,500		$-
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	$840,000		$-
Issuance of common stockfor the purchase of surplus inventory	$-		$-
Issuance of common stock (total fair value of $134,737 in 2019) to convertible noteholders in satisfaction of:
Notes payable	$1,445		$-
Accrued interest	2,793		-
Subtotal	4,238		-
Loss on conversion of notes payable	130,499		-
Total fair value of common stock issued	$134,737	$
Issuance of common stock to consultant in settlement of account payable to consultant	$15,000		$-
Issuance of common stock in satisfaction of accrued director’s compensation	$10,000		$-

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

NOTE D - INVENTORY

Inventory consist of the following at:

	September 30, 2019	December 31, 2018
(Unaudited)
Squeezee scrubbers	-	-
Ampt earbuds	-	-

Totals	$-	$-

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

Derivative liability income (expense) consists of:

	Three Months Ended		Nine Months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Beaufort convertible notes	$-	$-	$-	$(82,945)
Armada convertible notes	(7,557)	-	746,253	-
Darling convertible notes	(10,966)	-	2,038,957	43,804
Tangiers convertible notes	-	-	4,819,124	(71,717)
Other convertible notes	6,060	-	(6,151)	11,920

Total	$(12,463)	$-	$7,598,183	$(98,938)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2019 and 2018 (Unaudited)

NOTE O - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the three and nine months ended September 30, 2019 and 2018. The sources of the difference are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)
Expected tax	$(52,924)	$(36,637)	$1,266,661	$(44,816)
Non-deductible stock-based compensation	-	-	165,354	-
Non-deductible loss on conversion of notes payable and accrued interest	3,890	-	27,404	-
Non-deductible loss (nontaxable income) from derivative liability	2,617	-	(1,595,618)	20,777
Non-deductible amortization of debt discounts	11,915	1,334	25,190	2,568
Increase (decrease) in Valuation allowance	34,502	35,303	111,009	21,471
Provision for (benefit from) income taxes	$-	$-	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
Unpaid accrued officer and director compensation	$101,107	$168,910
Net operating loss carry-forwards	2,257,851	2,062,344
Valuation allowance	(2,358,958)	(2,231,254)
Net non-current deferred tax asset	$-	$-

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

Please see NOTE M - CAPITAL STOCK for further information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

No.	Description
2.1	Articles of Merger US Natural Gas Corp and Wilon Resources, Inc. dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
2.2	Agreement and Plan of Share Exchange between US Natural Gas Corp KY, Sylios Corp and TerraTech, Inc. dated September 22, 2017 (previously filed with Form S-1 on April 11, 2019)
3.1	Articles of Incorporation Adventure Energy, Inc. dated March 28, 2008 (previously filed with Form S-1 on April 11, 2019)
3.2	Amendment to Articles of Incorporation of Adventure Energy, Inc. dated April 18, 2008 (previously filed with Form S-1 on April 11, 2019)
3.3	Bylaws of Adventure Energy, Inc. (previously filed with Form S-1 on April 11, 2019)
3.4	Amended and Restated Articles of Incorporation of Adventure Energy, Inc. dated October 6, 2009 (previously filed with Form S-1 on April 11, 2019)
3.5	Amendment to Articles of Incorporation of Adventure Energy, Inc. (name change) dated March 19, 2010 (previously filed with Form S-1 on April 11, 2019)
3.6	Amendment to Articles of Incorporation of US Natural Gas Corp dated April 18, 2011 (previously filed with Form S-1 on April 11, 2019)
3.7	Amendment to Articles of Incorporation of US Natural Gas Corp dated August 2, 2011 (previously filed with Form S-1 on April 11, 2019)
3.8	Amendment to Articles of Incorporation of US Natural Gas Corp dated December 1, 2011 (previously filed with Form S-1 on April 11, 2019)
3.9	Amendment to Articles of Incorporation of US Natural Gas Corp dated May 8, 2012 (previously filed with Form S-1 on April 11, 2019)
3.10	Amendment to Articles of Incorporation of US Natural Gas Corp dated November 26, 2012 (previously filed with Form S-1 on April 11, 2019)
3.11	Amendment to Articles of Incorporation of US Natural Gas Corp dated July 19, 2013 (previously filed with Form S-1 on April 11, 2019)
3.12	Amendment to Articles of Incorporation of US Natural Gas Corp (name change) dated April 14, 2014 (previously filed with Form S-1 on April 11, 2019)
3.13	Amendment to Articles of Incorporation of Sylios Corp dated August 21, 2014 (previously filed with Form S-1 on April 11, 2019)
3.14	Amendment to Articles of Incorporation of Sylios Corp dated December 3, 2014 (previously filed with Form S-1 on April 11, 2019)
3.15	Amendment to Articles of Incorporation of Sylios Corp dated October 2, 2015 (previously filed with Form S-1 on April 11, 2019)
3.16	Amendment to Articles of Incorporation of Sylios Corp dated November 4, 2015 (previously filed with Form S-1 on April 11, 2019)
3.17	Amendment to Articles of Incorporation of Sylios Corp dated January 5, 2017 (previously filed with Form S-1 on April 11, 2019)
3.18	Amendment to Articles of Incorporation of Sylios Corp dated December 28, 2017 (previously filed with Form S-1 on April 11, 2019)
3.19	Amendment to Articles of Incorporation of Sylios Corp dated April 20, 2018 (previously filed with Form S-1 on April 11, 2019)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on April 11, 2019)
10.1	Wayne Anderson Employment Agreement dated April 1, 2009 (previously filed with Form S-1 on April 11, 2019)
10.2	Lender Acquisition Agreement between Adventure Energy, Inc. and SLMI Holdings, LLC dated September 4, 2009 (previously filed with Form S-1 on April 11, 2019)
10.3	Asset Purchase Agreement between Adventure Energy, Inc. and KYTX Oil & Gas, LLC dated November 6, 2009 (previously filed with Form S-1 on April 11, 2019)
10.4	Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated November 10, 2009 (previously filed with Form S-1 on April 11, 2019)
10.5	Amendment to Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated December 20, 2010 (previously filed with Form S-1 on April 11, 2019)
10.6	Wayne Anderson Employment Agreement dated April 1, 2015 (previously filed with Form S-1 on April 11, 2019)
10.7	Wayne Anderson Employment Agreement dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 5, 2011 (previously filed with Form S-1 on April 11, 2019)
10.9	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 2, 2018 (previously filed with Form S-1 on April 11, 2019)
10.10	Indemnification Agreement between Sylios Corp and Wayne Anderson dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)

10.11	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on April 11, 2019)
10.12	Registration Rights Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.13	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.14	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.15	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.16	Assignment of Secured Note and Security Agreement dated April 22, 2014 (previously filed with Form S-1 on April 11, 2019)
10.17	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date September 4, 2009) (previously filed with Form S-1 on April 11, 2019)
10.18	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date November 12, 2009) (previously filed with Form S-1 on April 11, 2019)
10.19	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018, 2018 (previously filed with Form S-1 on April 11, 2019)
10.20	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.21	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.22	Securities Purchase Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.23	Convertible Note between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.24	Common Stock Purchase Warrant Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.25	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.26	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.27	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.28	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.29	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.30	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.31	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.32	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.33	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.34	Amended and Restated Replacement Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 12, 2019 (previously filed with Form S-1 on April 11, 2019)
10.35	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.36	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)

10.37	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.38	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.39	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.40	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.41	Secured Note between US Natural Gas Corp WV (f/k/a Wilon Resources, Inc. and MTEL Investment and Management dated January 5, 2010 (previously filed on Form S-1/A on June 17, 2019)
10.42	Loan Agreement between US Natural Gas Corp KY and Mt. Atlas Consulting, LLC dated November 17, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.43	Promissory Note between Sylios Corp and Pacific Stock Transfer Company dated August 11, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.44	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.45	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 28, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.46	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated June 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.47	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated August 12, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.48	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated July 3, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.49	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated June 3, 2015 (previously filed on Form S-1/A on June 17, 2019)
10.50	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated March 16, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.51	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated January 27, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.52	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated January 28, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.53	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 2, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.54	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 13, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.55	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated March 7, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.56	Promissory Note between US Natural Gas Corp and Valvasone Trust dated October 7, 2013 (previously filed on Form S-1/A on June 17, 2019)
10.57	Promissory Note between US Natural Gas Corp and Valvasone Trust dated March 30, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.58	Promissory Note between Sylios Corp and Valvasone Trust dated January 11, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.59	Promissory Note between Sylios Corp and Valvasone Trust dated July 1, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.60	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.61	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.62	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.63	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)
10.64	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)

10.65	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC, BHP Capital NY Inc and Fourth Man, LLC dated July 25, 2019 (previously filed on Form 8-K on July 31, 2019)
10.66	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.67	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.68	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.69	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.70	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.71	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.72	Consulting Agreement between the Company and Global Technologies, Ltd dated August 22, 2019 (previously filed on Form 10-Q on November 19, 2019)
10.73	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.74	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.75	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.76	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.77	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.78	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 12, 2019 (previously filed on Form 8-K on October 30, 2019)
10.79	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 21, 2019 (previously filed on Form 8-K on October 30, 2019)
10.80	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.81	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.82	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on April 11, 2019)
21.1	Articles of Incorporation US Natural Gas Corp KY dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.2	Amendment to Articles of Incorporation to US Natural Gas Corp KY dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
21.3	Articles of Organization for E 2 Investments, LLC dated July 22, 2009 (previously filed with Form S-1 on April 11, 2019)
21.4	Certificate for Conversion and Articles of Incorporation for AMDAQ Corp dated August 29, 2017 (previously filed with Form S-1 on April 11, 2019)
21.5	Articles of Organization for The Greater Cannabis Company, LLC dated March 20, 2014 (previously filed with Form S-1 on April 11, 2019)
21.6	Certificate of Conversion and Articles of Incorporation for The Greater Cannabis Company, Inc. dated January 13, 2017 (previously filed with Form S-1 on April 11, 2019)
21.7	Articles of Incorporation E 3 Petroleum Corp dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.8	Articles of Incorporation US Natural Gas Corp WV dated July 6, 2010 (previously filed with Form S-1 on April 11, 2019)
21.9	Articles of Organization SLMI Options, LLC dated June 17, 2008 (previously filed with Form S-1 on April 11, 2019)
21.10	Articles of Organization 1720 RCMG, LLC dated July 22, 2019 (previously filed with Form 10-Q dated August 19, 2019)
21.11	Articles of Organization 5496 NRMF, LLC dated October 16, 2019 (previously filed with Form 8-K dated November 1, 2019)
21.11	Subsidiaries of the Registrant
Graphic	Corporate logo- Sylios Corp
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Signatures	Title	Date

/s/ Jimmy Wayne Anderson	President (Principal Executive Officer), Acting Chief Financial Officer	November 20, 2019
(Principal Accounting Officer) and Chairman of the Board of Directors

