Form 10-K
period 2019-12-31
Sylios Corp
filed 2021-03-17
CIK 1448695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number: 000-56091

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value on June 30, 2019 (the last business day of the Company’s completed second quarter of fiscal 2019) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $108,875. The registrant does not have non-voting common stock outstanding.

As of March 16, 2021, there were 391,243,635 shares of the registrant’s common stock outstanding.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this annual report, “Sylios,” the “Company,” “we,” “us,” or “our” refer to Sylios Corp unless otherwise indicated.

PART I

ITEM 1.	BUSINESS.

Overview

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

Our operations are currently divided amongst five wholly owned subsidiaries, US Natural Gas Corp KY (“KY”), US Natural Gas Corp WV (“WV”) (formerly Wilon Resources, Inc.), E 3 Petroleum Corp (“E3”), 1720 RCMG, LLC (“RCMG”) and 5496 NRMF, LLC (“NRMF”). During the fiscal year ended 2017, the Company spun-off its two formerly owned subsidiaries, The Greater Cannabis Company, Inc. and AMDAQ Corp. In addition, in June 2017 the Company sold its wholly owned subsidiary Bud Bank, Inc.

Subsidiaries

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

The wells sold to Soligen Technologies, Inc. (“Soligen”) are still under the bond of E 3 Petroleum Corp, a wholly owned subsidiary of the Company. Soligen’s plan is to re-enter each well to determine what downhole work is needed to place the wells back into production and to stimulate increased production. We anticipate that 3-4 of the wells will be re-entered, re-worked and placed into production by the end of the first calendar quarter of 2020. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS and NOTE F – OIL AND GAS OPERATING BONDS for further information.

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

Land Development

5496 NRMF, LLC:

5496 NRMF, LLC (“NRMF”) is a wholly owned subsidiary formed in the State of Florida on October 12, 2019. NRMF’s future operations will be concentrated on the development of the 1.1 acre tract of commercial land purchased in Santa Rosa County, FL.

On October 9, 2019, the Company entered into a Commercial Sales Contract for the purchase of the 1.1 acre tract of land located in Santa Rosa County, FL. The purchase price for the land was $17,500. The transaction closed on November 4, 2019.

1720 RCMG, LLC:

1720 RCMG, LLC (“RCMG”) is a wholly owned subsidiary formed in the State of Florida on July 24, 2019. RCMG’s future operations are concentrated on the development of the .92 acres acre tract of commercial land purchased in Bibb County, GA.

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

The Company’s plans are to develop a 21,000 square foot self-storage facility containing 140-160 units plus retail units to lease. There are no guarantees that the Company will be able to secure financing to construct the facility.

Surplus Inventory

On September 12, 2019, the Company entered into an Inventory Purchase Agreement with Wanshan Engineering Services, LLC for the purchase of surplus inventory. The Company purchased 30,000 Squeezee Soap Filled Scrubbers for the purchase price of $100,000 via the issuance of 10,000,000 shares of restricted common stock. The Closing of the transaction occurred on September 15, 2019.

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

Consulting Services

On December 16, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Deep Green Waste & Recycling, Inc. (hereinafter “Deep Green”), a publicly traded entity under the symbol “DGWR.” Under the terms of the Agreement, the Company is to assist Deep Green in the preparation of its Registration Statement on Form S-1, introduce the Company to a PCAOB audit firm and introduce potential funding sources. The term of the Agreement is for six months and the Company is to be paid compensation of $7,500.

On August 22, 2019, the Company entered into a Consulting Agreement (the “Agreement”) with Global Technologies, Ltd (hereinafter “Global”), a publicly traded entity under the symbol “GTLL.” Under the terms of the Agreement, the Company is to assist Global in the preparation of its Registration Statement on Form 10, introduce the Company to a PCAOB audit firm and identification of potential qualifying transaction candidates. The term of the Agreement is for six months and the Company is to be paid compensation of $50,000 through the issuance of ten (10) shares of the GTLL’s Series L Preferred Stock. Please see NOTE H – ACQUISITION OF GLOBAL TECHNOLOGIES, LTD (ENTITY CONTROLLED BY WAYNE ANDERSON) SERIES L CONVERTIBLE PREFERRED STOCK for further information.

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

Equity holdings in which we hold >5% ownership of the issued and outstanding common stock

AMDAQ Corp:

AMDAQ Corp (“AMDAQ”) (formerly E 2 Investments, LLC) was a wholly owned subsidiary of the Company until October 2, 2017, payment date for the spin-off. At December 31, 2018, the Company held 2,956,650 shares of common stock of AMDAQ. As of the date of this filing, the Company holds 2,956,650 (9.1% ownership of the issued and outstanding common shares) shares of common stock of AMDAQ.

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

Patents and Trademarks

The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. As of the date of this filing, we have not submitted a trademark application for our name, Sylios Corp or that of any of our subsidiaries. In the event the Company does file an application, there is no guarantee that the U.S. Patent and Trademark Office will grant us a trademark. The unauthorized use or other misappropriation of our trade name could diminish the value of our business concept and may cause a decline in our revenue.

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

Government Regulations and Environmental Quality

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

Furthermore, we are subject to various other federal, state, local and international laws and regulations applicable to its business. We believe that we are in substantial compliance with these laws and regulations.

Licenses

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

When the wells we maintain a royalty interest in are in production, the crude oil produced is sold at or near the wells to Sunoco, Inc. or Barrett Oil Purchasing, Inc. The Company may sell some or all of its production to one or more additional refineries in order to maximize revenues as purchases prices offered by the refineries fluctuate from time to time. At present, all of the wells we maintain an interest are shut-in as contract labor initiates the re-entry of each to place them back into production.

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

Report to Shareholders

On February 18, 2021, the Company received an Order of Suspension of Trading from the Securities and Exchange Commission because of questions regarding the accuracy and adequacy of information in the marketplace about the Company and its securities. The Order also cited the Company’s delinquencies in its periodic filings with the Commission.

On April 16, 2012, the Company filed a Form 15 with the Securities and Exchange Commission to immediately end the Company’s requirements as a fully reporting entity. The Company’s common stock continued to be quoted on the OTC Markets “PINK.”

Prior to filing the Form 15, the Company was subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we filed annual, quarterly and other reports and information with the Securities and Exchange Commission. The public may read and copy these reports, statements, or other information we file at the SEC’s public reference room at 100 F Street, NE., Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. State that the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov).

Company Information

We are a Florida for-profit corporation. Our corporate address is 501 1st Ave N., Suite 901, St Petersburg, FL 33701, our telephone number is (727) 482-1505 and our website address is www.sylios.com. The information on our website is not a part of this prospectus. The Company’s stock is quoted under the symbol “UNGS” on the OTC Markets. The Company’s transfer agent is Pacific Stock Transfer whose address is 6725 Via Austi Pkwy, Las Vegas, NV 89119 and phone number is (702) 361-3033.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

COVID-19 Related Risks

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the United States and the world. The impact from the COVID-19 outbreak is uncertain and may impact our business and results of operations and could impact our financial condition in the future. We are unable to accurately predict the full impact that COVID-19 may have due to numerous uncertainties, including the severity, duration and spread of the outbreak, and actions that may be taken by governmental authorities.

The adverse impacts of the pandemic on our business and future financial performance could include, but are not limited to:

●	our ability to raise additional capital,
●	our ability to enter into licensing agreements,
●	our technology development plans and timelines,
●	significant declines in revenue due to supply chain disruptions,
●	our operating effectiveness resulting from employees working remotely or being ill and unable to work,
●	and our ability to complete a sale or merger of the Company.

Risks Relating to Our Financial Condition

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern.

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, our significant losses from operations and our need for additional financing to fund all of our operations. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

We have limited operational history in an emerging industry, making it difficult to accurately predict and forecast business operation.

As we have approximately ten years of corporate operational history and have yet to generate substantial revenue, it is extremely difficult to make accurate predictions and forecasts on our finances. This is compounded by the fact that we operate in both the technology, retail and cannabis industries, which are three rapidly transforming industries. There is no guarantee that our products or services will remain attractive to potential and current users as these industries undergo rapid change or that potential customers will utilize our services.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced a net profit and may not in the near future, if at all. While we expect our revenue to grow, we have not achieved profitability and cannot be certain that we will be able to sustain our current growth rate or realize sufficient revenue to achieve profitability. Our ability to continue as a going concern may be dependent upon raising capital from financing transactions, increasing revenue throughout the year and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in continued equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

We expect our quarterly financial results to fluctuate.

We expect our revenue and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

●	General economic conditions, both domestically and in foreign markets;

●	The performance of the two spin-offs of which we hold an equity investment;

●	Production from the oil and natural gas wells in which we maintain ownership;

●	Our ability to identify future acquisition targets;

●	Our ability to raise capital to implement our business plan; and

●	General acceptance and growth of the cannabis and blockchain technology industries.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

General Business Risks

Conflicts of interest may arise from other business activities of our directors and officers.

Our sole officer and director, Wayne Anderson, currently serves in the role as President and Chairman of another publicly traded entity, Global Technologies, Ltd. (a non-reporting publicly traded company “GTLL” on the OTC Markets “PINK”). Mr. Anderson also serves as the President and Chairman of one of the Company’s former wholly owned subsidiaries, AMDAQ Corp. As such, Mr. Anderson may not be able to dedicate the required time to the Company.

We are highly dependent on the services of key executives, the loss of whom could materially harm our business and our strategic direction. If we lose key management or significant personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management team, specifically Wayne Anderson. If we lose key employees, our business may suffer. Furthermore, our future success will also depend in part on the continued service of our management personnel and our ability to identify, hire, and retain additional key personnel. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly.

We will need to raise additional capital to continue operations over the coming year.

We anticipate the need to raise approximately $500,000 in capital to fund our operations through December 31, 2021. We expect to use these cash proceeds, primarily for the development of the Company’s proposed storage facility in Macon, GA, to assist AMDAQ Corp in the further development of its business plan including legal and accounting expenses aimed at its “going public” event, to find a suitable acquisition/joint venture target for our US Natural Gas Corp KY subsidiary, for the acquisition of additional royalty interests in oil and natural gas wells and to remain in full legal and accounting compliance with the SEC. We cannot guarantee that we will be able to raise these required funds or generate sufficient revenue to remain operational.

We may be unable to manage growth, which may impact our potential profitability.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

●	Establish definitive business strategies, goals and objectives;

●	Maintain a system of management controls; and

●	Attract and retain qualified personnel, as well as, develop, train and manage management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. While neither Florida law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our President and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In the event we discover material weakness in our internal controls and our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could occur.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We estimate that it will cost approximately $50,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

Risks Inherit to Our Oil & Gas Operations

As properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on the properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The wells we maintain a royalty interest are located throughout Kentucky or Tennessee and considered in the exploration stage. Failure to make commercial discoveries on any of these properties would prevent our company from earning revenue and could lead to the failure of our business.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. With the increased competition for mineral rights leases, we cannot say with certainty that we will be able to expand beyond the current 1,300 acres we currently hold. If we are unable to acquire further leaseholds, our drilling activities will be restricted to the acreage we currently maintain, which will in turn limit our growth and revenue.

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

Risks Inherit to Our Equity Holding in AMDAQ Corp

Government actions or digital distribution platform restrictions could result in AMDAQ Corp’s products and services being unavailable in certain geographic regions, harming future growth.

Due to their connections to the blockchain industry, governments and government agencies could ban or cause their network or future apps to become unavailable in certain regions and jurisdictions. This could greatly impair or prevent them from registering new customers at their online portal in affected areas and prevent current customers from accessing the network. In addition, government action taken against their service providers, suppliers or partners could cause their network to become unavailable for extended periods of time.

Failure to identify and acquire technology and assets in the blockchain sector could greatly harm AMDAQ Corp’s business model.

Their business model is reliant on their ability to identify and acquire technology and assets within the blockchain sector. There is no guarantee that they will be successful in identifying viable companies or successful in acquiring any companies.

Competing blockchain platforms and technologies.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect the Company and its exposure to various blockchain technologies. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

A network or data security incident may allow unauthorized access to AMDAQ Corp’s network or data, harm their reputation, create additional liability and adversely impact our financial results.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for them to entirely mitigate these risks. A breach in their data security could compromise their networks or networks secured by their products, creating system disruptions or slowdowns and exploiting security vulnerabilities of their products, and the information stored on their networks could be accessed, publicly disclosed, altered, lost, or stolen, which could subject them to liability and cause them financial harm. Although they have not yet experienced significant damages from unauthorized access by a third party of their internal network, any actual or perceived breach of network security in their internal systems could result in damage to their reputation, negative publicity, loss of channel partners, end-customers and sales, loss of competitive advantages over their competitors, increased costs to remedy any problems, and costly litigation. Any of these negative outcomes could adversely impact the market perception of their products and services and investor confidence in their company and could seriously harm their business or operating results.

Government regulation of the Blockchain industry and digital assets is evolving, and unfavorable changes could substantially harm AMDAQ Corp’s business and results of operations.

They are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing securities and digital assets. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm their business and results of operations.

Due to AMDAQ Corp’s involvement in the blockchain industry, they may have a difficult time obtaining the various insurances that are desired to operate their business, which may expose them to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for them to find and more expensive, because they are a service provider to companies in the digital asset sector. There are no guarantees that they will be able to find such insurances in the future, or that the cost will be affordable to them. If they are forced to go without such insurances, it may prevent them from entering into certain business sectors, may inhibit our growth, and may expose them to additional risk and financial liabilities. AMDAQ Corp will carry general liability insurance. They do not currently hold any other forms of insurance, including directors’ and officers’ insurance. Because they do not have any other types of insurance, if they are made a party of a legal action, they may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against them that could cause them to cease operations.

Forms of Attack Against the Ethereum Network.

Exploitation of Flaws in the Ethereum Network’s Source Code

As with any other computer code, the Ethereum Network source code may contain certain flaws. Several errors and defects have been found and corrected, including those that disabled some functionality for users, exposed users’ information, or allowed users to create multiple views of the Ethereum Network. Such flaws have been discovered and quickly corrected by the Core Developers or the Ethereum community, thus demonstrating one of the advantages of opensource codes that are available to the public: opensource codes rely on transparency to promote community-sourced identification and solution of problems within the code.

Greater than Fifty Percent of Network Computational Power

Malicious actors can structure an attack whereby such actor gains control of more than half of the Ethereum Network’s processing power or “hashrate.” Computer scientists and cryptographers believe that the immense collective processing power of the Ethereum Network makes it impracticable for an actor to gain control of computers representing a majority of the processing power on the Ethereum Network.

If a malicious actor acquired sufficient computational power necessary to control the Ethereum Network (which amount would be well in excess of fifty percent), it would be able to engage in double-spending, or prevent some or all transactions from being confirmed, and prevent some or all other miners from mining any valid new blocks. The malicious actor or group of actors, however, would not be able to reverse other people’s transactions, change the fixed number of Ethers generated per new block, or transfer previously existing Ether that belong to other users.

Cancer Nodes

This form of attack involves a malicious actor propagating “cancer nodes” to isolate certain users from the legitimate Ethereum Network. A target user functionally surrounded by cancer nodes would be put on a separate “network,” allowing the malicious actor to relay only blocks created by the separate network and thus opening the target user to double-spending attacks. By using cancer nodes, a malicious actor also can disconnect the target user from the Ethereum economy entirely by refusing to relay any blocks or transactions. Ethereum software programs make these attacks more difficult by limiting the number of outbound connections through which users are connected to the Ethereum Network.

Manipulating Blockchain Formation

A malicious actor may attempt to double-spend Ether by manipulating the formation of the Blockchain rather than through control of the Ethereum Network. In this type of attack, a miner creates a valid new block containing a double-spend transaction and schedules the release of such attack block so that it is added to the Blockchain before a target user’s legitimate transaction can be included in a block. All double-spend attacks require that the miner sequence and execute the steps of its attack with sufficient speed and accuracy. Users and merchants can dramatically reduce the risk of a double-spend attack by waiting for multiple confirmations from the Ethereum Network before settling a transaction. The Ethereum Network still may be used to execute instantaneous, low-value transactions without confirmation to the extent the recipient of Ether determines that a malicious miner would be unwilling to carry out a double-spend attack for low-value transactions because the reward from mining would be higher than the small profit gained from double-spending. Users and merchants can take additional precautions by adjusting their Ethereum Network software programs to connect only to other well-connected nodes and to disable incoming connections. These precautions reduce the risk of double-spend attacks involving manipulation of a target’s connectivity to the Ethereum Network.

Rapid technological changes.

The industries in which AMDAQ Corp intends to compete with are subject to rapid technological changes. No assurances can be given that the technological advantages which may be enjoyed by the Company in respect of their technologies cannot or will not be overcome by technological advances in the respective industries rendering the Company’s technologies obsolete or non-competitive.

Protection of intellectual property.

The success of AMDAQ Corp will be dependent, in part, upon the protection of its various proprietary technologies from competitive use. Certain of its technologies are the subject of various patents in varying jurisdictions. In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technologies. If these measures do not protect the intellectual property rights, third parties could use the Company’s technologies, and its ability to compete in the market would be reduced significantly.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation, which could result in the negative perception by investors, which could cause the price of the Company’s common stock to decline dramatically.

Risk to Our Common Stock and Offering

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. At present, we have authorized and issued 3,000,000 and 1,000,000 shares, respectively, of Series A Preferred stock and authorized and issued 500,000 and 100 shares, respectively, of Series D Preferred stock. Please see NOTE L - CAPITAL STOCK for further information.

The Company arbitrarily determined the offering price and terms of the Shares offered through this Prospectus.

The price of the Shares has been arbitrarily determined and bears no relationship to the assets or book value of the Company, or other customary investment criteria. No independent counsel or appraiser has been retained to value the Shares, and no assurance can be made that the offering price is in fact reflective of the underlying value of the Shares offered hereunder. Each prospective investor is therefore urged to consult with his or her own legal counsel and tax advisors as to the offering price and terms of the Shares offered hereunder.

The Shares are an illiquid investment and transferability of the Shares is subject to significant restriction.

There are substantial restrictions on the transfer of the Shares. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is not a public market for the resale of the Shares. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Existing stockholders will experience significant dilution from our sale of shares under potential Securities Purchase Agreements.

The sale of shares pursuant to any Securities Purchase Agreements executed by the Company in the future will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline significantly, as we sell shares pursuant to the Securities Purchase Agreement. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Securities Purchase Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Company May Issue Shares of Preferred Stock with Greater Rights than Common Stock.

The Company’s charter authorizes the Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of the Company’s common stock. Any preferred stock that is issued may rank ahead of the Company’s common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than the Company’s common stock.

Being a Public Company Significantly Increases the Company’s Administrative Costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE Amex in response to Sarbanes-Oxley, have required changes in corporate governance practices, internal control policies and audit committee practices of public companies. Although the Company is a relatively small public company, these rules, regulations, and requirements for the most part apply to the same extent as they apply to all major publicly traded companies. As a result, they have significantly increased the Company’s legal, financial, compliance and administrative costs, and have made certain other activities more time consuming and costly, as well as requiring substantial time and attention of our senior management. The Company expects its continued compliance with these and future rules and regulations to continue to require significant resources. These rules and regulations also may make it more difficult and more expensive for the Company to obtain director and officer liability insurance in the future and could make it more difficult for it to attract and retain qualified members for the Company’s Board of Directors, particularly to serve on its audit committee.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTC Bulletin Board, but it is the Company’s plan that the common shares be quoted on the OTC Bulletin Board. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on NASDAQ or a national securities exchange;

(ii)	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years and has net tangible assets of at least US $2,000,000.

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

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 750,000,000 shares of common stock, of which 391,243,635 shares of common stock are issued and outstanding as of March 16, 2021. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

You may be diluted by conversions of the Company’s Series A Preferred Stock, Series D Preferred Stock, convertible notes and exercises of outstanding options and warrants.

As of December 31, 2019, we had (i) outstanding options/warrants to purchase an aggregate of 8,324,617 shares of our common stock with exercise prices ranging from $0.024- $0.80 per share, and (ii) outstanding third-party notes in an aggregate principal amount of $1,533,519, which are convertible for up to 560,374,918 shares of our common stock, and (iii) 1,000,000 shares of Series A Preferred stock outstanding, which are convertible into 7,800,000 shares of our common stock; and (iv) 100 shares of Series D Preferred stock which is convertible into 416,666,667 shares of our common stock.

The exercise of such options and warrants, conversion of the third-party notes, conversion of our Series A Preferred Stock and Series D Preferred Stock will result in further dilution of your investment. In addition, you may experience additional dilution if we issue common stock in the future. As a result of this dilution, you may receive significantly less in net tangible book value than the full purchase price you paid for the shares in the event of liquidation.

Issuances of shares of common stock or securities convertible into or exercisable for shares of common stock following this offering, as well as the exercise of options and warrants outstanding, will dilute your ownership interests and may adversely affect the future market price of our common stock.

The issuance of additional shares of our common stock or securities convertible into or exchangeable for our common stock could be dilutive to stockholders if they do not invest in future offerings. We may seek additional capital through a combination of private and public offerings in the future.

The Company’s shares of common stock are quoted on the OTC Markets Pink Sheet, which limits the liquidity and price of the Company’s common stock.

The Company’s shares of Common Stock are traded on the OTC Markets Pink Sheet market under the symbol “UNGS.” Quotation of the Company’s securities on the OTC Pink Sheet market limits the liquidity and price of the Company’s Common Stock more than if the Company’s shares of Common Stock were listed on The Nasdaq Stock Market or a national exchange. There is currently no active trading market in the Company’s Common Stock. There can be no assurance that there will be an active trading market for the Company’s Common Stock following a business combination. In the event that an active trading market commences, there can be no assurance as to the market price of the Company’s shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Furthermore, because our shares of Common Stock are traded on the OTC Pink Sheet market, the shares of our Common Stock may only be offered and sold by Selling Shareholders at a fixed price of $0.044 per share until our Common Stock is quoted on the OTCQB tier of the OTC Markets, and thereafter at prevailing market prices or privately negotiated prices or in transactions that are not in the public market. We cannot assure you that our Common Stock will be quoted on the OTCQB tier notwithstanding our belief that we will satisfy the eligibility standards for admission to, and our intention to make application for quotation on the OTCQB.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

We are classified as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings.

Because directors and officers currently and for the foreseeable future will continue to control Sylios Corp, it is not likely that you will be able to elect directors or have any say in the policies of the Company.

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates of Sylios Corp beneficially own approximately 1.0% of our outstanding common stock through direct ownership plus an indeterminate number of shares of common stock through another class of capital stock that may be converted into common stock. Our President owns all issued and outstanding shares of the Company’s Series D Preferred Stock, which has voting rights equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series A, plus Series B, plus Series C Preferred Stocks which are issued and outstanding at the time of voting. As of the date of this filing, our President would have voting rights equal to 1,572,265,383 shares (1,568,974,540 voting shares through the Series D Preferred Stock and 3,290,843 shares of common stock held) or 80.04% of the shares available to vote for a matter brought before shareholders. In the event our President were to convert all 100 shares of Series D Preferred stock into shares of common stock and exercise an option for 25,000 shares, he would be issued.416,691,667 shares of common stock for a total ownership of 419,990,510 or 51.98% of the issued and outstanding common stock.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The Company is a holding company.

The Company is a holding company and essentially all of its assets are the capital stock of its material subsidiaries. As a result, investors in the Company are subject to the risks attributable to its subsidiaries. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of its subsidiaries and investments and the distribution of those earnings to the Company. The ability of these entities to pay dividends and other distributions will depend on their operating results and are subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before the Company.

Cautionary Note

Because the risk factors referred to above, as well as other risks not mentioned above, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which ones will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

Our current office space is located at 501 1st Ave N., Suite 901, St. Petersburg, FL 33701. We are currently entered into a month to month lease and our monthly rent is $475.00. We believe we will be at our current office space for the foreseeable future.

We own a .92 acre tract of vacant commercial land in Bibb County, Georgia. With adequate financing, the Company’s current plans are to initiate the development of a storage facility on site during calendar 2021. Please see NOTE D – PROPERTY AND EQUIPMENT for further information.

We own a 1.1 acre tract of vacant commercial land in Santa Rosa County, Florida. With adequate financing, the Company’s current plans are to initiate the development of a storage facility on site during calendar 2021. Please see NOTE D – PROPERTY AND EQUIPMENT for further information.

We believe that our facilities are adequate for our current needs and that, if required, we will be able to expand our current space or locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3.	LEGAL PROCEEDINGS.

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

On May 1, 2018, Beaufort Capital Partners, LLC (‘Plaintiff”) filed a complaint against the Company (“Defendant”) with the Supreme Court of New, County of New York, alleging that the Defendant failed to pay principal, interest and other amounts due and owing pursuant to certain agreements between Plaintiff and Defendant, including but not limited to those certain Senior Secured Convertible Notes dated October 19, 2016 and other related instruments in the amount of $197,128.64. On October 5, 2018, the Company and the Plaintiff entered into a Debt Settlement Agreement (the “Agreement”) whereby the Company was to pay the Plaintiff the sum of Fifteen Thousand and NO/100 Dollars ($15,000)(the “Settlement Amount”) as a one-time lump sum payment to satisfy all financial obligations by the Company to the Plaintiff for all Convertible Notes issued to the Plaintiff. On October 10, 2018, the Company made full payment of the Settlement Amount.

On December 31, 2013, PR Newswire Assoc, LLC (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the Circuit Court of Pinellas County, Florida, alleging that the Defendant failed to pay the Plaintiff for public relation services in the amount of $4,175. On February 18, 2014, the Court issued a Final Judgment against the Company in the amount of $4,175 principal, costs in the sum of $350 for a total of $4,525. Said total is to draw interest at the legal rate of 4.75% interest per annum. As of December 31, 2019, $4,525 principal plus all inherit interest remain due.

On December 5, 2013, Jack Rice Insurance, LLC (“Plaintiff”) filed a complaint against the Company (“Defendant”) with the Circuit Court of Pinellas County, Florida, alleging that the Defendant failed to pay the Plaintiff for insurance premiums in the amount of $1941.96 plus costs in the amount of $191.11 for a total of $2,133.07. On February 13, 2014, the Court issued a Final Judgment against the Company in the amount of $1,941.96 principal, costs in the sum of $191.11 for a total of $2,133.07. Said total is to draw interest at the legal rate of 4.75% interest per annum. As of December 31, 2019, $1,406.28 principal plus all inherit interest remain due.

On November 27, 2013, Wallace L. Scruggs and Renee Scruggs (Plaintiffs”) filed a complaint against the Company (“Defendant”) in the United States District Court, Southern District of West Virginia, Huntington Division alleging that the Defendant failed to make payments on the terms of a Subscription Agreement entered into by the Plaintiffs and a subsidiary of the Defendant in the amount of $350,000. On March 1, 2017, the case was dismissed with prejudice by the Court for failure to prosecute and stricken from the docket of the court.

On August 29, 2011, US Natural Gas Corp (“Plaintiff”) filed a complaint against Northwest Florida Operations, Inc. (“Defendant”) in the County Court of Pinellas County Florida, Small Claims Division alleging breach of contract against the Defendant with an amount due of $1,568 with costs of $268.92. On October 11, 2011, the Court issued a Final judgment in the amount of $1793.90 with interest at 4.75%. As of December 31, 2019, $1,793.90 plus all inherit interest remain due to the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is currently trading on the OTC Markets under the symbol “UNGS.” The following information reflects the high and low closing prices of the Company’s common stock on the OTC Markets.

Quarterly period	High	Low
Fiscal year ended December 31, 2019:
First Quarter	$0.59	$0.0041
Second Quarter	$0.06	$0.0057
Third Quarter	$0.0465	$0.005
Fourth Quarter	$0.05	$0.0021

Fiscal year ended December 31, 2018:
First Quarter	$0.80	$0.40
Second Quarter	$0.40	$0.04
Third Quarter	$0.40	$0.042
Fourth Quarter	$0.40	$0.04

The closing stock prices reflect the Company’s 1:4000 reverse stock split effective as of December 28, 2018.

Holders

As of December 31, 2019, there were 290 shareholders of record of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

The Company paid a stock dividend to its shareholders in the spin-off of its wholly owned subsidiary, The Greater Cannabis Company, Inc. (“GCAN”). GCAN is currently trading on the OTCQB under the symbol “GCAN.”

The Company paid a stock dividend to its shareholders in the spin-off of its wholly owned subsidiary, AMDAQ Corp (f/k/a E 2 Investments, LLC). AMDAQ Corp will file its Registration Statement on Form S-1 during the second quarter of 2019.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Transfer Agent

Pacific Stock Transfer

6725 Via Austi Pkwy, Suite 300

Las Vegas, NV 89119

(800) 785-7782 voice

(702) 433-1979 fax

www.pacificstocktransfer.com

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Common Stock

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

On September 15, 2019, the Company issued 10,000,000 shares of restricted common stock for the purchase of $100,000 in inventory. Please see NOTE C – INVENTORY for further information.

On September 25, 2019, the Company issued 6,000,000 shares of restricted common stock for the purchase of $60,000 in inventory. Please see NOTE C – INVENTORY for further information.

On October 28, 2019, the Company issued 1,248,390 shares of its common stock to a convertible noteholder as a partial cashless exercise of a warrant.

On October 28, 2019, the Company issued 1,000,000 shares of its common stock to a convertible noteholder in satisfaction of $3,700 principal and $500 in fees against an outstanding note. The $5,800 excess of the $10,000 fair value of the 1,000,000 shares over the $4,200 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On November 25, 2019, the Company issued 2,072,133 shares of its common stock to a convertible noteholder in satisfaction of $605 principal and $721 in accrued interest against an outstanding note. The $19,395 excess of the $20,721 fair value of the 2,072,133 shares over the $1,326 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 5, 2019, the Company issued 893,006 shares of its common stock to a convertible noteholder as a partial cashless exercise of a warrant.

On December 5, 2019, the Company issued 772,133 shares of its common stock to a convertible noteholder in satisfaction of $400 principal, $721 in accrued interest and $500 in fees against an outstanding note. The $2,240 excess of the $3,861 fair value of the 772,133 shares over the $1,621 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 10, 2019, the Company issued 3,545,487 shares of its common stock to a convertible noteholder in satisfaction of $1,875 principal and $39 in accrued interest against an outstanding note. The $9.077 excess of the $10,991 fair value of the 3,545,487 shares over the $1,914 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 12, 2019, the Company issued 1,940,268 shares of its common stock to a convertible noteholder in satisfaction of $3,150 principal, $17 in accrued interest and $500 in fees against an outstanding note. The $1,572 excess of the $5,239 fair value of the 1,940,268 shares over the $3,667 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 20, 2019, the Company issued 2,023,234 shares of its common stock to a convertible noteholder in satisfaction of $2,600 principal, $16 in accrued interest and $500 in fees against an outstanding note. The $3,156 excess of the $6,272 fair value of the 2,023,234 shares over the $3,116 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 26, 2019, the Company issued 4,093,514 shares of its common stock to a convertible noteholder in satisfaction of $1,773 principal and $28 in accrued interest against an outstanding note. The $8,023 excess of the $9,824 fair value of the 4,093,514 shares over the $1,801 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 30, 2019, the Company issued 2,116,895 shares of its common stock to a convertible noteholder in satisfaction of $2,600 principal, $12 in accrued interest and $500 in fees against an outstanding note. The $3,239 excess of the $6,351 fair value of the 2,116,895 shares over the $3,112 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this report.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus.

Although the forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in herein and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

Overview

Sylios Corp (f/k/a US Natural Gas Corp) (“Sylios”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008 under the name of Adventure Energy, Inc. Sylios has five wholly owned subsidiaries: (i) US Natural Gas Corp KY (“USNG KY”), a corporation incorporated in Florida on February 1, 2010; (ii) US Natural Gas Corp WV (“USNG WV”) a corporation incorporated in Tennessee on August 25, 2009 and redomiciled in Florida on April 26, 2010; (iii) E 3 Petroleum Corp (“E 3”) a corporation incorporated in Florida on February 2, 2010; (iv) 1720 RCMG, LLC (“1720”) a limited liability company formed in the State of Florida on July 24, 2019; and (v) 5496 NRMF, LLC (“5496”) a limited liability company formed in the State of Florida on October 12, 2019.

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

Sylios owns vacant land in Macon, GA and Milton, FL, which subject to receipt of adequate financing, it plans upon developing a storage facility for customer rentals on each tract of land. Please see NOTE D - PROPERTY AND EQUIPMENT for further information. USNG KY was granted royalty interests in 13 oil and gas wells in Kentucky (that had been shut-in since 2014) that it had acquired several years prior to the year ended December 31, 2017, which were sold to a third party in 2018. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.

Results of Operations

Operating Revenues

During the year ended December 31, 2019, the Company recorded revenues of $2,500 compared to revenues of $3,000 for the year ended December 31, 2018. Revenues for the years ended December 31, 2019 and 2018 were from consulting services.

Operating Expenses and Net Loss

During the year ended December 31, 2019, the Company incurred operating expenses of $1,359,147 compared to operating expenses of $379,253 for the year ended December 31, 2018. The increase in operating expenses is attributed to an increase in officer and director compensation and professional fees during the year ended December 31, 2019.

For the year ended December 31, 2019, the Company recorded net income of $5,804,894 or $0.33 per share, compared with a net loss of $7,710,990 or $2.82 loss per share for the year ended December 31, 2018. The increase in net income for the year ended December 31, 2019 is attributed to the Company’s derivative liability income in the amount of $7,659,285 versus a derivative liability loss for the year ended December 31, 2018 in the amount of $7,722,369.

Liquidity and Capital Resources

Working Capital

	Year ended December 31, 2019	Year ended December 31, 2018
Current Assets	67	28,005
Current Liabilities	4,069,581	11,548,595
Working Capital (Deficit)	(4,069,514)	(11,520,590)

At December 31, 2019, the Company had cash of $67 and total current assets of $67 compared with cash of $28,005 and total current assets of $28,005 at December 31, 2018. The decrease in total current assets is attributable to a decrease in cash at December 31, 2019.

At December 31, 2019, the Company had total current liabilities of $4,069,581 compared to $11,548,595 at December 31, 2018. The decrease in total current liabilities was attributed to a decrease in the calculation of the Company’s derivative liability and a decrease in accrued officer and director compensation as compared to the year ended December 31, 2018.

The overall working capital deficit decreased from $11,520,590 at December 31, 2018 to $4,069,514 at December 31, 2019. The decrease in working capital deficit is mainly due to the calculation of the Company’s derivative liability expense.

Cash Flows

	Year ended December 31, 2019	Year ended December 31, 2018
Cash Flows from (used in) Operating Activities	(202,435)	(29,252)
Cash Flows from (used in) Investing Activities	(35,039)	-
Cash Flows from (used in) Financing Activities	209,536	57,255
Net Increase Decrease in Cash During Period	(27,938)	28,003

Cashflow from Operating Activities

During the year ended December 31, 2019, the Company used cash of $202,435 in operating activities compared to cash used of $29,252 from operating activities for the year ended December 31, 2018. The increase in cash used from operating activities was due to a loss on conversions of notes payable, an increase on amortization of debt discounts offset by derivative liability income of $7,659,285.

Cashflow from Investing Activities

During the year ended December 31, 2019, the Company used cash of $35,039 in investing activities compared to cash used of $- from investing activities for the year ended December 31, 2018.

Cashflow from Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $209,536 compared to $57,255 for the year ended December 31, 2018. During the year ended December 31, 2019, the Company received $206,450 of proceeds from the issuance of multiple convertible debentures payable to unrelated parties and repaid $13,000 on outstanding notes payable.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on our product sales to fund our operations and may require the sale of additional common stock to maintain operations. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans, and/or financial guarantees.

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

Convertible Debentures

a)

On December 13, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Investment Fund, LLC (“Armada”) wherein the Company issued Armada a Convertible Promissory Note (the “Note”) in the amount of $16,500 ($1,500 OID). The Note has a term of one (1) year (due on December 13, 2020) and bears interest at 8% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. As part and parcel of the foregoing transaction, Armada was issued a warrant granting the holder the right to purchase up to 841,200 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

b)

On October 30, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Armada Investment Fund, LLC (the “Investor”) wherein the Company issued the Investor a Convertible Promissory Note (the “Note”) in the amount of $25,300. The Note has a term of one (1) year, is due on October 30, 2020 and bears interest at 8% annually. The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 30, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. As part and parcel of the foregoing transaction, the Investor was issued a warrant granting the holder the right to purchase up to 1,402,000 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

c)

On July 24, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC (“ARMADA”) in the principal amount of $15,400. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 24, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase up to 256,667 shares of the Company’s common stock at an exercise price of $.08 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

d)

On July 2, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC (“ARMADA”) in the principal amount of $16,500. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 5, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase up to 220,000 shares of the Company’s common stock at an exercise price of $.075 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

e)

On June 5, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC (“ARMADA”) in the principal amount of $16,500. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (June 5, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase up to 220,000 shares of the Company’s common stock at an exercise price of $.075 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

f)

On February 18, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC, (“ARMADA”) in the principal amount of $11,550 in exchange for $10,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 18, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase up to 26,250 shares of the Company’s common stock at an exercise price of $.10 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

g)

On February 12, 2019, the Company issued an Amended and Restated Replacement Convertible Promissory Note in the amount of Twenty-One Thousand Five Hundred and NO/100 Dollars ($21,500) to Armada Investment Fund, LLC (“ARMADA) dated February 12, 2019. On this same date, ARMADA entered into an Assignment Agreement with Bullfly Trading Company, Inc. (“BULLFLY”) for the assignment of two convertible notes issued by the Company to BULLFLY the first dated June 1, 2016 with a principal amount of $4,000 and the second dated July 11, 2016 in the principal amount of $4,000 and with Mountain Properties, Inc. (“MOUNTAIN”) for the assignment of one convertible note issued by the Company to MOUNTAIN dated February 24, 2016 with a principal amount of $7,500. The Amended and Restated Replacement Convertible Promissory Note includes all principal and accrued interest on the three notes purchased by ARMADA. The Convertible Note is convertible, in whole or in part, at any time and from time to time at the option of the holder at the Variable Conversion Price The “Variable Conversion Price” shall equal the lesser of (i) 50% multiplied by the lowest Trading Price (as defined herein) during the previous twenty five (25) Trading Days (as defined herein) before the Issue Date of this Note (representing a discount rate of 50%) or (ii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%).  “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The notes bears interest at 8% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

h)

On December 31, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC, (“ARMADA”) in the principal amount of $33,000. The Convertible Note was funded on December 31, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (December 31, 2019) at the option of the holder at the Variable Conversion Price, shall equal the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase 82,500 shares of the Company’s common stock at an exercise price of $0.50 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

i)

On October 9, 2018, the Company executed a Convertible Note (the “Convertible Note”) payable to Armada Investment Fund, LLC, (“ARMADA”) in the principal amount of $30,000. The Convertible Note was funded on October 10, 2018. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (October 9, 2019) at the option of the holder at the Variable Conversion Price, shall equal the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty (20) Trading Days before the Issue Date of this Note (representing a discount rate of 50%) or (iii) 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, ARMADA was also issued a warrant granting the holder the right to purchase 62,500 shares of the Company’s common stock at an exercise price of $0.40 for a term of 5-years. As part of the Convertible Note, the Company executed a Registration Rights Agreement (the “RRA”) dated October 9, 2018. Among other things, the RRA provides for the Company to file a Registration Statement with the SEC covering the resale of shares underlying the Convertible Note and the warrant and to have declared effective such Registration Statement. In the event that the Company doesn’t meet the registration requirements provided for in the RRA, the Company is obligated to pay ARMADA certain payments for such failures. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

j)

On May 2, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jefferson Street Capital, LLC in the principal amount of $11,000 in exchange for $9,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 3, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 58% multiplied by the Market Price (as defined herein)(representing a discount rate of 42%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lesser of the (i) lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date or (ii) lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Original Issue Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note has a term of nine (9) months and bears interest at 8% annually. As part of the transaction, JEFFERSON was also issued a warrant granting the holder the right to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $.10 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

k)

On February 18, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Jefferson Street Capital, LLC, (“JEFFERSON”) in the principal amount of $11,550 in exchange for $10,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 18, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, JEFFERSON was also issued a warrant granting the holder the right to purchase up to 26,250 shares of the Company’s common stock at an exercise price of $.10 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

l)

On October 16, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to BHP Capital NY Inc. (“BHP”) in the principal amount of $13,750. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (October 16, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, BHP was also issued a warrant granting the holder the right to purchase up to 761,598 shares of the Company’s common stock at an exercise price of $.024 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

m)	On July 24, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to BHP Capital NY Inc. (“BHP”) in the principal amount of $15,400. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 24, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, BHP was also issued a warrant granting the holder the right to purchase up to 256,667 shares of the Company’s common stock at an exercise price of $.08 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

n)

On May 2, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to BHP Capital NY Inc. in the principal amount of $11,000 in exchange for $9,000 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 3, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 58% multiplied by the Market Price (as defined herein)(representing a discount rate of 42%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lesser of the (i) lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date or (ii) lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Original Issue Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note has a term of nine (9) months and bears interest at 8% annually. As part of the transaction, BHP was also issued a warrant granting the holder the right to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $.10 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

o)

On February 18, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to BHP Capital NY Inc., (“BHP”) in the principal amount of $11,550 in exchange for $10,500 cash. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (February 18, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, BHP was also issued a warrant granting the holder the right to purchase up to 26,250 shares of the Company’s common stock at an exercise price of $.10 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

p)

On October 16, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Fourth Man, LLC (“FOURTH”) in the principal amount of $13,750. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (October 16, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 60% multiplied by the Market Price (as defined herein)(representing a discount rate of 40%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, FOURTH was also issued a warrant granting the holder the right to purchase up to 761,598 shares of the Company’s common stock at an exercise price of $.024 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

q)

On July 24, 2019, the Company executed a Convertible Note (the “Convertible Note”) payable to Fourth Man, LLC (“FOURTH”) in the principal amount of $15,400. The Convertible Note is convertible, in whole or in part, at any time and from time to time before maturity (July 24, 2020) at the option of the holder. The conversion price for the principal and interest in connection with voluntary conversions by the Holder shall be 70% multiplied by the Market Price (as defined herein)(representing a discount rate of 30%), subject to adjustment as described herein (“Conversion Price”). Market Price” means the lowest one (1) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Prices” means, for any security as of any date, the lowest traded price on the Over-the Counter Pink Marketplace, OTCQB, or applicable trading market (the “OTCQB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. www.Nasdaq.com) or, if the OTCQB is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets. The Convertible Note has a term of one (1) year and bears interest at 8% annually. As part of the transaction, FOURTH was also issued a warrant granting the holder the right to purchase up to 256,667 shares of the Company’s common stock at an exercise price of $.08 for a term of 5-years. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

r)

On January 27, 2017, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $55,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 17, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 8% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

s)

On June 3, 2015, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $17,250. The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 3, 2016) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 10% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

t)

On August 12, 2014, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $112,500. The Note is convertible, in whole or in part, at any time and from time to time before maturity (August 21, 2015) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 8% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

u)	On July 3, 2014, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $50,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (July 3, 2015) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 10% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

v)	On June 2, 2014, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $28,500. The Note is convertible, in whole or in part, at any time and from time to time before maturity (June 2, 2015) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 10% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

w)	On April 2, 2014, the Company executed a Convertible Note (the “Note”) payable to Tangiers Investment Group, LLC (“TANGIERS”), in the principal amount of $5,500. The Note is convertible, in whole or in part, at any time and from time to time before maturity (April 2, 2015) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 50% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 8% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

x)	On February 18, 2013, the Company executed a Debt Purchase and Conversion Agreement (the “Agreement”) with Tangiers Investment Group, LLC (“TANGIERS”), whereby TANGIERS purchased the balance of the principal on a Convertible Note (the “Note”) issued to a third party of December 14, 2010 with a maturity date of December 14, 2011. The remaining principal amount due under the Note was $10,750. The Agreement allows for the conversion of the acquired Note at the option of the holder at the Conversion Price, which shall equal forty percent (40%) of the closing bid price, as provided by NASDAQ, on the date the Notice of Conversion is submitted to the Company. The Note bears interest at 0% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

y)	On January 9, 2019, the Company executed a Convertible Note (the “Note”) payable to Darling Investments, LLC, (“DARLING”) in the principal amount of $12,500. The Note is convertible, in whole or in part, at any time and from time to time before maturity (January 9, 2020) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

z)	On March 7, 2017, the Company executed a Convertible Note (the “Note”) payable to Darling Investments, LLC, (“DARLING”) in the principal amount of $10,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (March 7, 2018) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 20% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of one (1) year and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

(aa)	On February 13, 2017, the Company executed a Convertible Note (the “Note”) payable to Darling Capital, LLC, (“DARLING”) in the principal amount of $10,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 13, 2017) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of nine (9) months and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

(bb)	On February 2, 2017, the Company executed a Convertible Note (the “Note”) payable to Darling Capital, LLC, (“DARLING”) in the principal amount of $9,200. The Note is convertible, in whole or in part, at any time and from time to time before maturity (October 2, 2017) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of nine (9) months and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

(cc)	On January 28, 2017, the Company executed a Convertible Note (the “Note”) payable to Darling Capital, LLC, (“DARLING”) in the principal amount of $7,500. The Note is convertible, in whole or in part, at any time and from time to time before maturity (September 28, 2017) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of nine (9) months and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

(dd)	On January 10, 2017, the Company executed a Convertible Note (the “Note”) payable to Darling Capital, LLC, (“DARLING”) in the principal amount of $5,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (September 10, 2017) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of nine (9) months and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

(ee)	On December 2, 2016, the Company executed a Convertible Note (the “Note”) payable to Darling Capital, LLC, (“DARLING”) in the principal amount of $15,000. The Note is convertible, in whole or in part, at any time and from time to time before maturity (August 2, 2017) at the option of the holder at the Variable Conversion Price, which shall mean the lesser of 40% multiplied by the Market Price (as defined). “Market Price” means the lowest Trading Prices (as defined below) for the Common Stock during the twenty-five (25) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Note has a term of nine (9) months and bears interest at 12% annually. Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information.

Notes in General

The Convertible Notes are convertible into shares of common stock of the Company based upon a discount to the market price. The conversion terms of these Convertible Notes are based upon a discount to the then-prevailing average of the lowest trading bid prices (as described above for each separate note) and, as a result, the lower the stock price at the time the holders convert the Convertible Notes, the more shares of our common stock the holders will receive. The number of shares of common stock issuable upon conversion of these Convertible Notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these Convertible Notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if the holders opt to convert these Convertible Notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTC Pink Sheets. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the Convertible Note is potentially limitless. While the overall ownership of each individual Holder at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, each holder may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these Convertible Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sylios Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sylios Corp and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sylios Corp and its subsidiaries as of December 31, 2019 and 2018 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note Q. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

March 17, 2021

We have served as the Company’s auditor since 2019.

SYLIOS CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$67	$28,005
Inventory	-	-

Total current assets	67	28,005

PROPERTY AND EQUIPMENT, net	97,801	76,814

OTHER ASSETS
Global Technologies, Ltd (entity controlled by Jimmy Wayne Anderson)(“GTLL”) Series L Convertible Preferred Stock	-	-
Loans receivable from GTLL	13,326	-
Oil and gas royalty interests	-	-
Oil and gas operating bonds	24,500	24,500
-Investments in and advances to spun-off former subsidiaries:
The Greater Cannabis Company, Inc.	-	-
AMDAQ Corp	-	-

TOTAL ASSETS	$135,694	$129,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$60,134	$29,585
Accrued officer and director compensation	539,464	804,335
Accrued interest on notes payable	526,694	439,414
Notes payable, third parties	1,533,519	1,440,242
Notes payable, related parties	138,000	148,000
Loans, related parties	19,848	3,762
Derivative liability	1,251,922	8,683,257
Total current liabilities	4,069,581	11,548,595

Asset Retirement Obligations (ARO’s)	64,500	64,500
TOTAL LIABILITIES	4,134,081	11,613,095

STOCKHOLDERS’ DEFICIENCY
Preferred stock: 5,000,000 shares authorized, par value $.001, as of December 31, 2019 and December 31, 2018, there are the following shares outstanding:
Series A: 1,000,000 and 1,000,000, respectively	1,000	1,000
Series B: 0 and 0, respectively	-	-
Series C: 0 and 0, respectively	-	-
Series D: 100 and 100, respectively	-	-
Common stock: 750,000,000 shares authorized, par value $.001, as of December 31, 2019 and December 31, 2018, there are 49,209,761 and 5,909,113 shares outstanding, respectively.	49,210	5,909
Additional paid in capital	10,619,106	8,981,912
Accumulated Deficit	(14,667,703)	(20,472,597)

Total stockholders’ (deficiency)	(3,998,387)	(11,483,776)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$135,694	$129,319

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Revenue earned
Consulting fees	$2,500	$3,000

Total revenue earned	2,500	3,000

Operating Expenses
Officer and director compensation, including stock-based compensation of $326,000 and $306,000, respectively	646,000	337,942
Professional fees, including stock based compensation of $491,400 and $0, respectively	586,900	958
Other operating expenses	126,247	40,353

Total operating expenses	1,359,147	379,253

Loss from operations	(1,356,647)	(376,253)

Other income (expenses)
Income from modification of convertible and non-convertible notes payable	-	462,513
Loss on conversions of notes payable	(183,000)	-
Gain from settlement of convertible notes payable	-	198,398
Loss on write-off of advances to spun-off former subsidiaries	-	(93,498)
Derivative liability income (expense)	7,659,285	(7,722,369)
Amortization of debt discounts	(190,762)	(12,699)
Gain from marketable securities	9,782	-
Interest expense	(133,764)	(167,082)

Total other income (expenses)	7,161,541	(7,334,737)

Net income (loss) before provision for income taxes	5,804,894	(7,710,990)

Provision for income taxes	-	-

Net income (loss)	$5,804,894	$(7,710,990)

Income (loss) per common share:
Basic	$0.33	$(2.82)
Diluted	$0.01	$(2.82)

Weighted average common shares outstanding:
Basic	17,393,217	2,737,471
Diluted	455,877,245	2,737,471

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

For the years ended December 31, 2019 and 2018

For the year ended December 31, 2019:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2018	1,000,000	$1,000	100	$-	5,909,113	$5,909	$8,981,912	$(20,472,597)	$(11,483,776)

Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	-	-	1,130,651	1,131	112,588	-	113,719
Issuance of common stock to consultant in satisfaction of account payable to consultant	-	-	-	-	37,500	37	14,963	-	15,000
Issuance of common stock chargeable as professional fees to Valvasone Trust and affiliate for services of independent financial advisor (7% stockholder of Company)	-	-	-	-	4,500,000	4,500	445,500	-	450,000
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	-	-	-	-	-	-	157,500	-	157,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	-	-	-	-	-	-	840,000	-	840,000
Round up shares after reverse split	-	-	-	-	509	1	(1)	-	-
Net income for the three months ended March 31, 2019	-	-	-	-	-	-	-	6,473,414	6,473,414
Balances at March 31, 2019	1,000,000	$1,000	100	$-	11,577,773	$11,578	$10,552,462	$(13,999,183)	$(3,434,143)
Issuance of restricted common stock to Company chief executive officer for director compensation for 1st quarter 2019	-	-	-	-	116,822	117	9,883	-	10,000
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(189,678)	(189,678)
Balances at June 30, 2019	1,000,000	$1,000	100	$-	11,694,595	$11,695	$10,562,345	$(14,188,861)	$(3,613,821)
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	-	-	1,810,106	1,810	19,207	-	21,017
Issuance of common stock for purchase of inventory	-	-	-	-	16,000,000	16,000	(16,000)	-	-
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(252,018)	(252,018)
Balances at September 30, 2019	1,000,000	$1,000	100	$-	29,504,701	$29,505	10,565,552	$(14,440,879)	$(3,844,822)
Issuance of common stock in satisfaction of convertible debt and accrued interest	-	-	-	-	17,563,664	17,564	55,695	-	73,259
Issuance of common stock in connection with cashless exercise of warrants	-	-	-	-	2,141,396	2,141	(2,141)	-	-
Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	(226,824)	(226,824)
Balances at December 31, 2019	1,000,000	$1,000	100	$-	49,209,761	$49,210	10,619,016	$(14,677,703)	$(3,998,387)

For the year ended December 31, 2018:

	Series A Preferred		Series D Preferred				Additional
	stock		stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2017	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,761,607)	$(3,882,786)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(243,480)	(243,480)
Balances at March 31, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(13,005,087)	$(4,126,266)
Net income for the three months ended June 30, 2018	-	-	-	-	-	-	-	204,550	204,550
Balances at June 30, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	$8,875,084	$(12,800,537)	$(3,921,716)
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(174,461)	(174,461)
Balances at September 30, 2018	1,000,000	$1,000	100	$-	2,737,471	$2,737	8,875,084	$(12,974,998)	$(4,096,177)
Issuance of restricted common stock to Company chief executive officer in satisfaction of accrued director compensation	-	-	-	-	2,176,617	2,177	67,823	-	70,000
Issuance of restricted common stock to Company chief executive officer in satisfaction of accrued director compensation	-	-	-	-	995,025	995	39,005	-	40,000
Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(7,497,559)	(7,497,599)
Balances at December 31, 2018	1,000,000	$1,000	100	$-	5,909,113	$5,909	8,981,912	$(20,472,597)	$(11,483,776)

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES:
Net income (loss)	$5,804,894	$(7,710,990)
Adjustments to reconcile net income (loss) to net cash used from operating activities:
Depreciation	726	967
Stock-based professional fees relating to Valvasone Trust and affiliate	450,000	-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to the Company CEO over accrued officer compensation settled charged to officer and director compensation	296,000	-
Excess of fair value of The Greater Cannabis Company, Inc. common stock transferred to Valvasone Trust over notes payable and accrued interest settled charged to professional fees	41,400	-
Issuance of notes payable to Valvasone Trust for professional fees	20,000	-
Writeoff of oil and gas royalty interests charged to other operating expenses	-	10,000
Income from modification of convertible and non-convertible notes payable	-	(462,513)
Gain from settlement of debt	-	(198,398)
Loss on writeoff of advances to spun-off subsidiaries	-	93,498
Loss on conversion of notes payable	183,000	-
Derivative liability expense (income)	(7,659,285)	7,722,369
Amortization of debt discounts	190,762	12,699
Changes in operating assets and liabilities:
Inventory	-	-
Accounts payable	47,175	3,485
Accrued officer and director compensation	289,129	337,942
Accrued interest on notes payable	133,764	161,689
Net cash provided (used) from operating activities	(202,435)	(29,252)

INVESTING ACTIVITIES:
Computer software and hardware additions	(4,160)	-
Advances to GTLL	(13,326)	-
Acquisition of land in Santa Rosa County, Florida	(17,553)	-
Advances to spun-off former subsidiary, The Greater Cannabis Company, Inc.	-	-
Net cash used by investing activities	(35,039)	-

FINANCING ACTIVITIES:
Loans, related parties, net	16,086	2,255
Proceeds from notes payable	206,450	75,000
Payment to lender in connection with gain from settlement of convertible notes payable	-	(15,000)
Repayment of note payable, related party	(10,000)	(5,000)
Repayment of note payable, third party	(3,000)	-
Net cash provided from financing activities	209,536	57,255

NET INCREASE (DECREASE) IN CASH	(27,938)	28,003

CASH, BEGINNING OF PERIOD	28,005	2

CASH, END OF PERIOD	$67	$28,005

Supplemental Disclosures of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-
Non-cash investing and financing activities:
Acquisition of land and storage facility development plans in exchange for secured promissory note payable to Company CEO	$-	$75,000
Initial derivative liability charged to debt discounts	$176,450	$71,326
Issuance of notes payable to Valvasone Trust for professional services	$20,000	$-
Transfer of 750,000 shares of The Greater Cannabis Company, Inc. common stock ($157,500 fair value) to Valvasone Trust in satisfaction of $107,000 notes payable and $9,100 accrued interest	$157,500	$-
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. common stock ($840,000 fair value) in satisfaction of $544,000 accrued officer’s compensation	$840,000	$-
Issuance of common stock for the purchase of surplus inventory	$-	$-
Issuance of common stock (total fair value of $207,995 in 2019) to convertible noteholders in satisfaction of:
Principal on notes payable	$18,148	$-
Accrued interest	4,347	-
Fees	2,500	-
Subtotal	24,995	-
Loss on conversions of notes payable	183,000	-
Total fair value of common stock issued	$207,995	$-
Issuance of common stock to consultant in settlement of account payable to consultant	$15,000	$-
Issuance of common stock in satisfaction of accrued director’s compensation	$10,000	$110,000

The accompanying notes are an integral part of these consolidated financial statements.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE A – ORGANIZATION

Sylios Corp (f/k/a US Natural Gas Corp) (“Sylios”, the “Company”, “we”, “us”, or “our”) was organized as a Florida Corporation on March 28, 2008 under the name of Adventure Energy, Inc. Sylios has five wholly owned subsidiaries: (i) US Natural Gas Corp KY (“USNG KY”), a corporation incorporated in Florida on February 1, 2010; (ii) US Natural Gas Corp WV (“USNG WV”), a corporation incorporated in Tennessee on August 25, 2009 and redomiciled in Florida on April 26, 2010; (iii) E 3 Petroleum Corp (“E 3”), a corporation incorporated in Florida on February 2, 2010; (iv) 1720 RCMG, LLC (“RCMG”), a limited liability company formed in the State of Florida on July 24, 2019; and (v) 5496 NRMF, LLC (“NRMF”), a limited liability company formed in the State of Florida on October 12, 2019.

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

Sylios owns vacant land in Macon, GA and Milton, FL, which subject to receipt of adequate financing, it plans upon developing storage facilities for customer rentals. Please see NOTE D - PROPERTY AND EQUIPMENT for further information. USNG KY was granted royalty interests in 13 oil and gas wells in Kentucky (that had been shut-in since 2014) that it had acquired several years prior to the year ended December 31, 2017, which were sold to a third party in 2018. Please see NOTE E - OIL AND GAS ROYALTY INTERESTS for further information.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sylios Corp and its wholly owned subsidiaries, US Natural Gas Corp KY, US Natural Gas Corp WV, E 3 Petroleum Corp, 5496 NRMF, LLC and 1720 RCMG, LLC. All inter-company balances and transactions have been eliminated in consolidation.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the years ended December 31, 2019 and 2018

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

Income (loss) per share

We compute income (loss) per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic income (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted income (loss) per share are excluded from the calculation. For the year ended December 31, 2018, the Company excluded 216,001,429 shares, relating to convertible notes payable to third parties (Please see NOTE J - NOTES PAYABLE, THIRD PARTIES for further information), 7,800,000 shares, relating to the Series A Preferred stock and 15,547,264 shares, relating to the Series D Preferred stock from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

For the years ended December 31, 2019 and 2018

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

NOTE C - INVENTORY

Inventory consists of the following at:

	December 31, 2019	December 31, 2018

Squeezee scrubbers	-	-
Ampt earbuds	-	-

Totals	$-	$-

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

Pending significant sales of the inventory purchased from Wanshan Engineering Services, LLC, the Company has not assigned any value to the inventory.

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

The Company launched its ecommerce site for the Squeezee Scrubber on February 10, 2020. However, to the date of issuance of these financial statements, the Company has not yet made any sales of this product.

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

The Company launched its ecommerce site for the Ampt Wireless Bluetooth Earbuds on February 28, 2020. However, to the date of issuance of these financial statements, the Company has not yet made any sales of this product.

The products are currently stored in a warehouse in Largo, Florida.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2019	December 31, 2018

Land in Macon, GA and storage facility costs development plans (pledged as security for promissory note of $75,000). Please see NOTE – K for further information)(i)	75,000	75,000
Land in Santa Rosa County, Florida (1.1 acre tract)(ii)	17,553	-
Computer Software and Hardware	24,160	20,000
Furniture, Fixtures and Equipment	10,828	10,828
Total	127,541	105,828
Accumulated depreciation and depletion	(29,740)	(29,014)

Net property and equipment	$97,801	$76,814

(i)	On October 6, 2018, the Company entered into a Commercial Real Estate Purchase and Sale Agreement with the Company’s President for the purchase of a .92 acre of land located in Bibb County, GA. The purchase price for the land was $40,000.

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

(ii)	On October 9, 2019, the Company entered into a Commercial Sales Contract for the purchase of a 1.1 acre tract of land located in Santa Rosa County, Florida. The purchase price for the land was $17,500. The transaction closed on November 4, 2019.

The Company uses the straight-line method of depreciation for computer software and furniture, fixtures and equipment over the estimated useful lives of the respective assets. For the years ended December 31, 2019 and 2018, depreciation expense relating to property and equipment was $726 and $967, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE E - OIL AND GAS ROYALTY INTERESTS

Oil and gas royalty interests consist of:

	December 31, 2019	December 31, 2018

Royalty interests in 13 wells located in Kentucky, acquired in 2009, shut-in since 2014, and sold to Soligen Technologies, Inc. on May 10, 2018 (1)	$-	$-
Royalty interest in oil well located in Fentress County, Tennessee, acquired in September 2015 and shut-in since September 2015. (2)	-	-
Royalty interest in oil well located in Cumberland County, Kentucky, acquired in September 2015 and shut-in since September 2015. (3)	-	-

Totals	$-	$-

(1)	Pursuant to an Asset Purchase Agreement dated May 10, 2018, USNG KY was granted a royalty interest resulting from the sale of these wells equal to 30% of the gross proceeds of production from the 13 wells and 10% of the gross proceeds of production from any new drilled wells on the sold leases up to a maximum of $140,000. From 2014 to the date of issuance of these financial statements, there has been no production from these wells.

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

For the years ended December 31, 2019 and 2018

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

At December 31, 2019 and December 31, 2018, the Company held 628,476 (1.60% of the 39,301,323 issued and outstanding common shares) and 5,378,476 (16.87% of the 31,880,969 issued and outstanding common shares) shares of common stock of GCAN, respectively. On January 9, 2019, the Company transferred 4,000,000 shares of GCAN common stock (fair value of $840,000) to Wayne Anderson to satisfy liabilities of $544,000. Also, on January 9, 2019 the Company transferred 750,000 shares of GCAN common stock (fair value of $157,500) to Valvasone Trust to satisfy liabilities of $116,100.

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

Effective October 2, 2017, in connection with a partial spin-off of AMDAQ from the Company, the Company issued a total of 17,552,626 shares of AMDAQ common stock. 2,956,650 shares were issued to itself (representing 9.1% of the 32,552,818 issued and outstanding shares of AMDAQ common stock after the spin-off) and 14,595,976 shares were issued to the stockholders of record of the Company on September 15, 2017 on the basis of one share of AMDAQ common stock for each 750 shares of the Company’s common stock held (representing 44.8% of the 32,552,818 issued and outstanding shares of AMDAQ common stock after the spin-off).

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

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE G - INVESTMENTS IN AND ADVANCES TO SPUN-OFF FORMER SUBSIDIARIES (continued)

Since AMDAQ had negative net assets at the October 2, 2017 effective date of the spin-off, the Company recorded its 9.1% investment in AMDAQ at $0.

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

Each share of GTLL Series L Convertible Preferred Stock (the “Preferred Stock”) is entitled to receive dividends when, as, and if declared by the GTLL Board of Directors in its sole discretion. The Preferred Stock has voting rights equal to four times the sum of i) the total number of shares of GTLL common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of all GTLL preferred stock which are issued and outstanding at the time of voting. Each share of GTLL Preferred Stock is convertible into the number of shares of GTLL common stock equal to 5,000 divided by .50 times the lowest closing price of GTLL’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

Generally accepted accounting principles in the United States require that an equity transaction involving entities under common control are to be recorded based on the carrying value of the assets acquired. The transaction was recorded at GTLL’s carrying value of $0.

Since GTLL had negative net assets at August 22, 2019, the effective date of the Consulting Agreement, the Company recorded its 10 shares of GTLL Series L Convertible Preferred Stock at $0.

At the date of issuance of these financial statements, the Company still holds the aforementioned 10 shares of GTLL Series L Convertible Preferred Stock.

NOTE I – ACCRUED OFFICER AND DIRECTOR COMPENSATION

Accrued officer and director compensation is due to Wayne Anderson, the sole officer and director of the Company, and consists of:

	December 31, 2019	December 31, 2018

Pursuant to April 1, 2015 Employment Agreement	$6,964	$561,835
Pursuant to April 1, 2018 Employment Agreement	472,500	202,500
Pursuant to January 2, 2018 Board of Directors Service Agreement	60,000	40,000

Total	$539,464	$804,335

For the years ended December 31, 2019 and 2018, the balance of accrued officer and director compensation changed as follows:

	Pursuant to Employment Agreements	Pursuant to Board of Directors Services Agreements	Total

Balance, December 31, 2017	506,393	70,000	576,393
Officer’s/director’s compensation for year ended December 31, 2018	257,942	80,000	337,942
Issuance of 2,176,617 restricted shares of common stock (with a fair value of $87,500 at a $70,000 agreed reduction of the liability) on December 31, 2018	-	(70,000)	(70,000)
Issuance of 995,025 restricted shares of common stock (with a fair value of $40,000) on December 31, 2018	-	(40,000)	(40,000)
Balance, December 31, 2018	764,335	40,000	804,335
Officer’s/director’s compensation for three months ended March 31, 2019	67,500	20,000	87,500
Transfer of 4,000,000 shares of The Greater Cannabis Company, Inc. (“GCAN”) common stock from the Company to the Company’s sole officer and director	(544,000)	-	(544,000)
Balance March 31, 2019 (unaudited)	287,835	60,000	347,835
Officer’s/director’s compensation for three months ended June 30, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended June 30, 2019	(10,871)	(12,500)	(23,371)
Issuance of 116,822 restricted shares of common stock (with a fair value of $10,000) on April 10, 2019	-	(10,000)	(10,000)
Balance June 30, 2019 (unaudited)	$344,464	$57,500	$401,964
Officer’s/director’s compensation for three months ended September 30, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended September 30, 2019	-	(8,000)	(8,000)
Balance September 30, 2019 (unaudited)	$411,964	$69,500	$481,464
Officer’s/director’s compensation for three months ended December 31, 2019	67,500	20,000	87,500
Cash payments to Officer/Director during the three months ended December 31, 2019	-	(29,500)	(29,500)
Balance, December 31, 2019	$479,464	$60,000	$539,464

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE J - NOTES PAYABLE, THIRD PARTIES

Notes payable to third parties consist of:

	December 31, 2019	December 31, 2018

Unsecured Convertible Promissory Note payable to Armada Investment Fund, LLC (“Armada”), with interest at 8% payable at maturity with principal (default interest rates ranging from 18% to 24%); convertible into shares of common stock at a variable conversion price equal to 50%-60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20-trading day period prior to the Conversion Date:
Issue date October 9, 2018, maturity date of October 9, 2019, in technical default- net of unamortized debt discount of $0 and $23,178 at December 31, 2019 and December 31, 2018, respectively	30,000	6,822
Issue date December 31, 2018, maturity date of December 31, 2019, in technical default - net of unamortized debt discount of $0 and $33,000 at December 31, 2019 and December 31, 2018, respectively	33,000	-
Amended and Restated Replacement Convertible Promissory Note, Issue date February 12, 2019, maturity date of February 12, 2019, in technical default - net of amounts converted into Sylios common stock and net of unamortized debt discount of $0 and $0 at December 31, 2019 and December 31, 2018, respectively	20,400	-
Issue date February 18, 2019, maturity date of February 18, 2020 - net of unamortized debt discount of $368 and $0 at December 31, 2019 and December 31, 2018 respectively	2,432	-
Issue date June 5, 2019, maturity date of June 5, 2020 - net of unamortized debt discount of $7,053 and $0 at December 31, 2019, December 31, 2018, respectively	9,447	-
Issue date July 2, 2019, maturity date of June 5, 2020 - net of unamortized debt discount of $7,053 and $0 at December 31, 2019, December 31, 2018, respectively	9,447	-
Issue date July 24, 2019, maturity date of July 24, 2020 - net of unamortized debt discount of $8,649 and $0 at December 31, 2019, December 31, 2018, respectively	6,751	-
Issue date October 30, 2019, maturity date of October 30, 2020 - net of unamortized debt discount of $21,004 and $0 at December 31, 2019, December 31, 2018, respectively	4,296	-
Issue date December 13, 2019, maturity date of December 13, 2020 - net of unamortized debt discount of $15,688 and $0 at December 31, 2019, December 31, 2018, respectively	812	-
Subtotal Armada	116,585	6,822
Unsecured Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC (“Darling”), all in technical default (except the January 9, 2019 note), with interest at 12% payable at maturity with principal (default interest rates ranging from 18% to 22%); convertible into shares of common stock at a variable conversion price equal to 20-40% of the Market Price, which is defined as the lowest Trading Price for the common stock during the 25 trading day period prior to the Conversion Date.
Issue date December 2, 2016, maturity date August 2, 2017	15,000	-
Issue date January 10, 2017, maturity date September 10, 2017	5,000	-
Issue date January 28, 2017, maturity date September 28, 2017, net of amounts converted into Sylios common stock	2,397	3,984
Issue date February 2, 2017, maturity date November 30, 2017, net of amounts converted into Sylios common stock	4,742	4,742
Issue date February 13, 2017, maturity date November 30, 2017	10,000	10,000
Issue date March 7, 2017, maturity date March 7, 2018, - net of amounts converted into Sylios common stock	10,000	10,000
Issue date January 9, 2019, maturity date January 9, 2020, -net of unamortized debt discount of $308 and $0 at December 31, 2019 and December 31, 2018, respectively	12,192	-
Subtotal Darling	59,331	28,726
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
Issue date April 2, 2014, maturity date April 2, 2015, net of amounts converted into Sylios common stock	5,500	3,086
Issue date February 18, 2013 (original issue date December 14, 2010), maturity date December 14, 2011, net of amounts converted into Sylios common stock	521	521
Issue date June 2, 2014, maturity date June 2, 2015, net of amounts converted into Sylios common stock	26,086	26,086

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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
Unsecured Notes payable to Valvasone Trust (“Valvasone”), all in technical default until satisfied on January 9, 2019, with interest at 3% payable at maturity with principal:
Issue date October 7, 2013, maturity date January 31, 2014	-	10,000
Issue date March 30, 2014, maturity date June 30, 2014	-	15,000
Issue date January 11, 2016, maturity date March 31, 2016	-	22,000
Issue date July 1, 2017, maturity date September 30, 2017	-	40,000
Subtotal Valvasone	-	87,000
Unsecured Note payable to Mt. Atlas Consulting (“Atlas”) in technical default, with interest at 20% payable at maturity with principal:
Issue date November 17, 2017, maturity date April 17, 2018	4,000	4,000
Subtotal Atlas	4,000	4,000
Unsecured Promissory Note payable to Jefferson Street Capital (“Jefferson”), with interest at 8% payable at maturity with principal:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $1,032 and $0 at December 31, 2019 and December 31, 2018, respectively	6,818	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $1,025 and $0 at December 31, 2019 and December 31, 2018, respectively	9,975	-
Subtotal Jefferson	16,793
Unsecured Promissory Note payable to BHP Capital NY, Inc. (“BHP”), with interest at 8% payable at maturity with principal (default interest rates ranging from 18% to 24%); convertible into shares of common stock at a variable conversion price equal to 50%-60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20-trading day period prior to the Conversion Date:
Issue date February 18, 2019, maturity date February 18, 2020- net of unamortized debt discount of $1,550 and $0 at December 31, 2019 and December 31, 2018, respectively	10,000	-
Issue date May 2, 2019, maturity date February 3, 2020- net of unamortized debt discount of $1,025 and $0 at December 31, 2019 and December 31, 2018, respectively	9,975	-
Issue date July 24, 2019, maturity date of July 24, 2020- net of unamortized debt discount of $8,649 and $0 at December 31, 2019, December 31, 2018, respectively	6,751	-
Issue date October 16, 2019, maturity date of October 16, 2020- net of unamortized debt discount of $10,887 and $0 at December 31, 2019, December 31, 2018, respectively	2,863	-
Subtotal BHP	29,589	-
Unsecured Promissory Note payable to Fourth Man, LLC. (“FOURTH”), with interest at 8% payable at maturity with principal (default interest rate of 18%); convertible into shares of common stock at a variable conversion price equal to 60% of the Market Price which is defined as the lowest Trading Price for the common stock during the 20-trading day period prior to the Conversion Date:
Issue date July 24, 2019, maturity date of July 24, 2020- net of unamortized debt discount of $8,649 and $0 at December 31, 2019, December 31, 2018, respectively	6,751	-
Issue date October 16, 2019, maturity date of October 16, 2020- net of unamortized debt discount of $10,887 and $0 at December 31, 2019, December 31, 2018, respectively	2,863	-
Subtotal FOURTH	9,614	-
Unsecured Promissory Note payable to Pacific Stock Transfer Company (“Pacific”) in technical default, with interest at 5% payable at maturity with principal:
Issue date August 11, 2017, maturity date November 11, 2017	3,250	6,250
Subtotal Pacific	3,250	6,250
Total	$1,533,519	$1,440,242

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE J - NOTES PAYABLE, THIRD PARTIES (continued)

Concentration of Debt Due Lenders:

	SLMI	Tangiers	Other	Total

December 31, 2019
Promissory notes payable, net of discount	$910,000	$284,357	$339,162	$1,533,519
Accrued interest:
Stated interest	306,584	103,077	93,559	503,220
Additional default interest	-	-	23,474	23,474
Total accrued interest	306,584	103,077	117,033	526,694
Total debt	$1,216,584	$387,434	$456,195	$2,060,213

December 31, 2018
Promissory notes payable, net of discount	$910,000	$281,943	$248,299	$1,440,242
Accrued interest:
Stated interest	279,284	79,145	80,985	439,414
Additional default interest	-	-	-	-
Total accrued interest	279,284	79,145	80,985	439,414
Total debt	$1,189,284	$361,088	$329,284	$1,879,656

Interest expense consists of:

	Year Ended
	December 31, 2019	December 31, 2018

Stated interest	$110,290	$71,446
Additional default interest	23,474	95,636
Amortization of debt discounts	190,762	12,699

Totals	$324,526	$179,781

The stated interest and additional default interest expense relates to the following lenders:

	Year Ended
	December 31, 2019		December 31, 2018

SLMI	$		$
Stated Interest		27,300		27,042
Additional default interest		-		30,667
Total SLMI		27,300		57,709

Tangiers:
Stated Interest		23,932		23,600
Additional default interest		-		49,958
Total Tangiers		23,932		73,558

Other lenders
Stated Interest		59,058		20,804
Additional default interest		23,474		15,011
Total others		82,532		35,815

Totals
Stated Interest		110,290		71,446
Additional default interest		23,474		95,636
Total all Lenders		$133,764		$167,082

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE J - NOTES PAYABLE, THIRD PARTIES (continued)

Income from modification of convertible and non-convertible notes payable consists of:

	Year Ended
	December 31, 2019	December 31, 2018

Waiver of prior and future additional default interest pursuant to debt modifications with SLMI Energy Holdings, LLC on June 8, 2018 (1)	$-	$343,540
Waiver of prior and future additional default interest pursuant to debt modifications with Darling Capital, LLC on December 6, 2018 (2)	-	9,366
Waiver of prior and future additional default interest pursuant to debt modifications with Tangiers Investment Group, LLC on December 18, 2018 (2)	-	109,607

Total	$-	$462,513

(1) The debt modifications with SLMI Energy Holdings, LLC (“SLMI”) provide that in the event that the Company does not make a payment to SMLI within 30 days written notice of demand by SLMI, all unpaid interest accruing since September 4, 2009 (in the case of the original September 4, 2009 Note) and accruing since November 12, 2009 (in the case of the original November 12, 2009 Note) shall accrue at a 18% default interest rate rather than the 3% stated interest rate in the Renewal Notes. If that had occurred on December 31, 2019, the additional default interest accruable would have been approximately $1,365,000. As of the date of the issuance of these financial statements, SLMI has not provided the Company any notice of demand for payment and accordingly, the Company is not in default of these obligations.

(2) As of the date of the issuance of these financial statements, waivers of the additional default interest for both Darling and Tangiers obligations remain in effect. However, the Company is still in technical default for the principal and stated interest of these significantly past-due convertible promissory notes.

Gain on settlement of convertible notes payable consists of:

	Year Ended
	December 31, 2019	December 31, 2018
		(Unaudited)
Company payment of $15,000 on October 5, 2018 in full and final settlement of $130,298 debt and $83,100 accrued interest due Beaufort Capital Partners, LLC	$-	$198,398

Total	$-	$198,398

Convertible Note Conversions:

For the year ended December 31, 2019, the Company issued the following shares of common stock upon the conversions of portions of the Convertible Notes:

	Principal	Interest	Fees	Total	Conversion	Shares	Issued
Date	Conversion	Conversion	Conversion	Conversion	Price	Issued	to
2/7/2019	$-	$642	$-	$642	$0.00106	594,066	Darling
2/20/2019	1,100	-	-	1,100	0.00205	536,585	Armada
8/26/2019	345	851	-	1196	0.002	583,523	Armada
9/9/2019	-	1,300	-	1,300	0.00106	1,226,583	Darling
10/28/2019	3,700	-	500	4,200	0.00402	1,000,000	Jefferson
11/25/2019	605	721	-	1,326	0.00064	2,072,133	Darling
12/5/2019	400	721	500	1,621	0.00210	772,133	Armada
12/10/2019	1,875	39	-	1,914	0.00054	3,545,487	Darling
12.12.2019	3,150	17	500	3,667	0.00189	1,940,268	Armada
12/20/2019	2,600	16	500	3116	0.00154	2,023,234	Armada
12/26/2019	1,773	28	-	1,801	0.00044	4,093,514	Darling
12/30/2019	2,600	12	500	3,112	0.00147	2,116,895	Armada
	$18,148	$4,347	$2,500	$24,995		22,645,817

Loss on conversions of notes payable consists of:

	Year ended
	December 31, 2019	December 31, 2018

Armada convertible notes	$(70,322)	$-
Jefferson convertible notes	(5,800)	-
Darling convertible notes	(106,878)	-

Total	$(183,000)	$-

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE K - NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of:

	December 31, 2019	December 31, 2018

Secured Promissory Note dated October 6, 2018 payable to Wayne Anderson, CEO of the Company, interest at 3%, due October 6, 2019	$70,000	$70,000
Unsecured Promissory Note dated September 15, 2017, payable to Around the Clock Partners, LP (entity controlled by Wayne Anderson), interest at 3%, due September 15, 2018	68,000	78,000

Total	$138,000	$148,000

The Secured Promissory Note dated October 6, 2018 payable to Wayne Anderson (originally in the amount of $75,000) is secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement relating to the property located in Macon, Georgia (Please see NOTE D – PROPERTY AND EQUIPMENT for further information). The Note provides for the Company to make a first payment of $15,000 within 90 days of an effective reverse stock split, which occurred on December 28, 2018. As of the date of issuance of these Financial statements, except for a $5,000 payment made by the Company to Mr. Anderson on November 12, 2018, the Company has not made any payments against the Note.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE L - DERIVATIVE LIABILITY

The derivative liability at December 31, 2019 and December 31, 2018 consisted of:

	December 31, 2019	December 31, 2018

Convertible Promissory Notes payable to Armada Investment Fund, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	$297,868	$1,076,786
Convertible Promissory Notes payable to Darling Capital, LLC and its affiliate Darling Investments, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	207,837	2,248,272
Convertible Promissory Notes payable to Tangiers Investment Group, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	584,473	5,354,400
Convertible Promissory Notes payable to Bullfly Trading Company, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	-	1,960
Convertible Promissory Note dated February 24, 2016 payable to Mountain Properties, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	-	1,838
Convertible Promissory Note payable to Jefferson Street Capital, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	24,431	-
Convertible Promissory Note payable to BHP Capital NY, Inc. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	83,012	-
Convertible Promissory Note dated July 24, 2019 payable to Fourth Man, LLC. Please see NOTE J – NOTES PAYABLE, THIRD PARTIES for further information	54,301	-
Total derivative liability	$1,251,922	$8,683,257

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

The fair value of the derivative liability was measured at the respective issuance dates and at December 31, 2019 and December 31, 2018 using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2019 were (1) stock price of $0.0028 per share, (2) conversion prices ranging from $0.00042 to $0.00147 per share, (3) terms ranging from 39 days to 347 days, (4) expected volatility of 284.00%, and (5) risk free interest rates ranging from 1.48% to 1.60%. Assumptions used for the calculation of the derivative liability of the Notes at December 31, 2018 were (1) stock price of $0.0402 per share, (2) conversion prices ranging from $0.0008 to $0.164 per share, (3) terms ranging from 6 months to 12 months, (4) expected volatility of 1080%, and (5) risk free interest rates ranging from 2.56% to 2.63%.

Derivative liability income (expense) consists of:

	Year ended
	December 31, 2019	December 31, 2018

Beaufort convertible notes	$-	$220,382
Armada convertible notes	902,168	(1,103,786)
Darling convertible notes	2,052,935	(2,041,937)
Tangiers convertible notes	4,769,927	(4,914,831)
Other convertible notes	(65,745)	27,803

Total	$7,659,285	$(7,722,369)

NOTE M – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to future plugging and abandonment costs relating to the 13 oil and gas wells located in Kentucky, which were sold to Soligen Technologies, Inc. (“Soligen”) on May 10, 2018 (Please see NOTE E -OIL AND GAS ROYALTY INTERESTS for further information). The $64,500 liability was estimated by management at December 31, 2016 based upon a number of factors including the depth of the wells and the regional reclamation, plugging and abandonment costs. No change in the estimate of $64,500 has been recognized from December 31, 2016 to December 31, 2019.

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

The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series A Preferred Stock (the “Series A Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series A Preferred Stock was Three Million (3,000,000) shares. At December 31, 2019 and December 31, 2018, there are 1,000,000 and 1,000,000 shares issued and outstanding, respectively.

On September 2, 2009, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series B Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series B Preferred Stock shall be as hereinafter described. The holders of Series B Preferred Stock shall not be entitled to receive dividends. The holders of Series B Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series B Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of ten shares of common stock for each share of series B Preferred Stock. The Board of Directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series B Preferred Stock was Three Hundred Thousand (300,000) shares. At December 31, 2019 and December 31, 2018 there are 0 and 0 shares issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE N - CAPITAL STOCK (continued)

On April 14, 2011, the Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series C Preferred Stock”. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series C Preferred Stock shall be as hereinafter described. The holders of Series C Preferred Stock shall not be entitled to receive dividends nor shall dividends be paid on common stock or any other Series Preferred Stock while Series C Preferred shares are outstanding. The holders of Series C Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series C Preferred Stock held on a forty votes per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of Series C Preferred Stock may at their election convert such shares in to fully paid and non-assessable shares of common stock at the rate of forty shares of common stock for each share of series C Preferred Stock. The Board of directors of the Company, pursuant to authority granted in the Articles of Incorporation, created a series of preferred stock designated as Series C Preferred Stock (the “Series C Preferred Stock”) with a stated value of $0.001 per share. The number of authorized shares constituting the Series C Preferred Stock was One Million (1,000,000) shares. At December 31, 2019 and December 31, 2018, there are 0 and 0 shares issued and outstanding, respectively

On November 14, 2017, the Company’s Board of Directors unanimously approved the designation of a series of preferred stock to be known as “Series D Preferred Stock” with a stated value of $0.001 per share. The designations, powers, preferences and rights, and the qualifications, limitations or restrictions hereof, in respect of the Series D Preferred Stock shall be as hereinafter described. The holders of Series D Preferred Stock shall not be entitled to receive dividends.

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

Calculation- Each individual share of Series D Preferred Stock shall be convertible into the number of shares of Common Stock equal to:

[5000]

divided by:

[.80 times the lowest closing price of the Company’s common stock for the immediate five-day period prior to the receipt of the Notice of Conversion remitted to the Company by the Series D Preferred stockholder]

The number of authorized shares constituting the Series D Preferred Stock was Five Hundred Thousand (500,000) shares. At December 31, 2019 and December 31, 2018, there are 100 and 100 shares issued and outstanding, respectively.

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

For the years ended December 31, 2019 and 2018

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

Common Stock and Preferred Stock Issuances

For the years ended December 31, 2019 and 2018, the Company issued and/or sold the following unregistered securities:

Common Stock

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

On September 15, 2019, the Company issued 10,000,000 shares of restricted common stock for the purchase of $100,000 in inventory. Please see NOTE C – INVENTORY for further information.

On September 25, 2019, the Company issued 6,000,000 shares of restricted common stock for the purchase of $60,000 in inventory. Please see NOTE C – INVENTORY for further information.

On October 28, 2019, the Company issued 1,248,390 shares of its common stock to a convertible noteholder as a partial cashless exercise of a warrant.

On October 28, 2019, the Company issued 1,000,000 shares of its common stock to a convertible noteholder in satisfaction of $3,700 principal and $500 in fees against an outstanding note. The $5,800 excess of the $10,000 fair value of the 1,000,000 shares over the $4,200 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On November 25, 2019, the Company issued 2,072,133 shares of its common stock to a convertible noteholder in satisfaction of $605 principal and $721 in accrued interest against an outstanding note. The $19,395 excess of the $20,721 fair value of the 2,072,133 shares over the $1,326 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 5, 2019, the Company issued 893,006 shares of its common stock to a convertible noteholder as a partial cashless exercise of a warrant.

On December 5, 2019, the Company issued 772,133 shares of its common stock to a convertible noteholder in satisfaction of $400 principal, $721 in accrued interest and $500 in fees against an outstanding note. The $2,240 excess of the $3,861 fair value of the 772,133 shares over the $1,621 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 10, 2019, the Company issued 3,545,487 shares of its common stock to a convertible noteholder in satisfaction of $1,875 principal and $39 in accrued interest against an outstanding note. The $9.077 excess of the $10,991 fair value of the 3,545,487 shares over the $1,914 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 12, 2019, the Company issued 1,940,268 shares of its common stock to a convertible noteholder in satisfaction of $3,150 principal, $17 in accrued interest and $500 in fees against an outstanding note. The $1,572 excess of the $5,239 fair value of the 1,940,268 shares over the $3,667 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 20, 2019, the Company issued 2,023,234 shares of its common stock to a convertible noteholder in satisfaction of $2,600 principal, $16 in accrued interest and $500 in fees against an outstanding note. The $3,156 excess of the $6,272 fair value of the 2,023,234 shares over the $3,116 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 26, 2019, the Company issued 4,093,514 shares of its common stock to a convertible noteholder in satisfaction of $1,773 principal and $28 in accrued interest against an outstanding note. The $8,023 excess of the $9,824 fair value of the 4,093,514 shares over the $1,801 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

On December 30, 2019, the Company issued 2,116,895 shares of its common stock to a convertible noteholder in satisfaction of $2,600 principal, $12 in accrued interest and $500 in fees against an outstanding note. The $3,239 excess of the $6,351 fair value of the 2,116,895 shares over the $3,112 liability reduction was charged to loss on conversion of debt in the three months ended December 31, 2019.

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

The number of common shares authorized with a par value of $0.001 per share at December 31, 2019 and December 31, 2018 is 750,000,000 and 750,000,000, respectively. At December 31, 2019 and December 31, 2018, there are 49,209,761 and 5,909,113 shares of common stock issued and outstanding, respectively.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE N - CAPITAL STOCK (continued)

Preferred Stock

None

Warrants and Options

A summary of warrants and options activity follows:

	Shares Equivalent
	Options	Warrants	Total
Balance, January 1, 2017	25,000	-	25,000
Granted in year ended December 31, 2017	-	-	-
Balance December 31, 2017	25,000	-	25,000
Options (exercisable at $0.40 per share) granted to Wayne Anderson in connection with April 1, 2018 Employment Agreement	25,000	-	25,000
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $30,000 Promissory Note on October 9, 2018	-	62,500	62,500
Warrants (exercisable at $0.40 per share) issued to Armada Investment Fund, LLC in connection with sale of $33,000 Promissory Note on December 31, 2018	-	82,500	82,500
Balance, December 31, 2018	50,000	145,000	195,000
Warrants (exercisable at $0.025 per share) issued to Darling Capital, LLC in connection with sale of $12,500 Promissory Note dated January 9, 2019	-	3,000,000	3,000,000
Warrants (exercisable at $.10 per share) issued to Armada Investment Fund, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	26,250	26,250
Balance March 31, 2019	50,000	3,223,750	3,273,350
Warrants (exercisable at $.10 per share) issued to BHP Capital NY Inc. in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.10 per share) issued to Jefferson Street Capital, LLC in connection with sale of $11,000 Promissory Note dated May 2, 2019	-	50,000	50,000
Warrants (exercisable at $.075 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated June 5, 2019	-	220,000	220,000
Balance, June 30, 2019	50,000	3,543,750	3,593,750
Warrants (exercisable at $.075 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated July 2, 2019	-	220,000	220,000
Warrants (exercisable at $.08 per share) issued to Armada Investment Fund, LLC in connection with sale of $15,400 Promissory Note dated July 24, 2019	-	256,667	256,667
Warrants (exercisable at $.08 per share) issued to BHP Capital NY Inc in connection with sale of $15,400 Promissory Note dated July 24, 2019	-	256,667	256,667
Warrants (exercisable at $.08 per share) issued to Fourth Man, LLC in connection with sale of $15,400 Promissory Note dated July 24, 2019	-	256,667	256,667
Balance, September 30, 2019	50,000	4,533,751	4,583,751
Warrants (exercisable at $.024 per share) issued to BHP Capital NY Inc in connection with sale of $13,750 Promissory Note dated October 16, 2019	-	761,958	761,958
Warrants (exercisable at $.024 per share) issued to Fourth Man, LLC in connection with sale of $13,750 Promissory Note dated October 16, 2019	-	761,958	761,958
Warrants (exercisable at $.024 per share) issued to Armada Investment Fund, LLC in connection with sale of $25,300 Promissory Note dated October 30, 2019	-	1,402,000	1,402,000
Warrants (exercisable at $.024 per share) issued to Armada Investment Fund, LLC in connection with sale of $16,500 Promissory Note dated December 13, 2019	-	841,200	841,200
Exercise of warrants (exercisable at $.10 per share) issued to Armada Investment Fund, LLC in connection with sale of $11,550 Promissory Note dated February 20, 2019	-	(26,250)	(26,250)
Balance, December 31, 2019	50,000	8,274,617	8,324,617

As of December 31, 2019, the Company has nineteen warrants and options issued and outstanding granting the holders the right to purchase up to a total of 8,324,617 shares of its common stock.

The following table summarizes information about warrants outstanding as of December 31, 2019:

Number Outstanding
At December 31, 2019	Exercise Price	Expiration Date

25,000	$0.80	April 1, 2020
25,000	$0.40	April 1, 2023
62,500	$0.40	October 9, 2023
82,500	$0.40	December 31, 2023
3,000,000	$0.025	January 9, 2024
52,500	$0.10	February 20, 2024
100,000	$0.10	May 2, 2024
440,000	$0.075	June 5, 2024
770,001	$0.08	July 24, 2024
1,523,916	$0.024	October 16, 2024
1,402,000	$0.024	October 30, 2024
841,200	$0.024	December 13, 2024
8,324,617

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE O - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate for the periods presented to income (loss) before income taxes. The income tax rate was 21% for the years ended December 31, 2019 and 2018. The sources of the difference are as follows:

	Year Ended
	December 31, 2019	December 31, 2018

Expected tax	$1,219,028	$(1,619,308)
Non-deductible stock-based compensation	171,654	-
Non-deductible loss on conversion of notes payable and accrued interest	38,430	-
Non-deductible loss (nontaxable income) from derivative liability	(1,608,450)	1,621,697
Non-deductible amortization of debt discounts	40,060	2,667
Increase (decrease) in Valuation allowance	139,278	(5,056)
Provision for (benefit from) income taxes	$-	$-

All tax years remain subject to examination by the Internal Revenue Service.

Significant components of the Company’s deferred income tax are as follows:

	December 31, 2019	December 31, 2018

Unpaid accrued officer and director compensation	$113,287	$168,910
Net operating loss carry-forwards	2,257,245	2,062,344
Valuation allowance	(2,370,532)	(2,231,254)
Net non-current deferred tax asset	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,370,532 attributable to the future utilization of the $539,464 timing difference relating to unpaid officer and director compensation and the $10,748,786 net operating loss carryforward as of December 31, 2019 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2019. The Company will continue to review this valuation allowance and make adjustments as appropriate. $10,072,705 of the net operating loss carryforward expires in varying amounts from year 2026 to year 2037.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

NOTE P - COMMITMENTS AND CONTINGENCIES

Occupancy

On August 28, 2019, the Company entered into a lease to rent office space located at 501 1st Ave N, Suite 901, St. Petersburg, FL 33701. The lease is for a term of one year and has a monthly rental rate of $480. The Company’s future rental obligation at December 31, 2019 is $3,840.

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

For the years ended December 31, 2019 and 2018

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

Legal

From time to time, the Company is subject to litigation from service providers and others. As of December 31, 2019 and December 31, 2018, there are two outstanding judgments against the Company totaling $6,658 and $6,658, respectively (which is included in accounts payable). As of December 31, 2019 and December 31, 2018 and at the date of issuance of these financial statements, there is no outstanding litigation against the Company.

Key Man life insurance

On July 17, 2019, the Company applied for a 10-year term Key Man life insurance policy for its sole officer and director, Jimmy Wayne Anderson, in the amount of $500,000. The policy was approved in August 2019 with an effective start date of September 1, 2019. The monthly cost to the company is $59.38.

SYLIOS CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses: As of December 31, 2019, we had an accumulated deficit of $14,667,703. For the year ended December 31, 2019, we used cash from operating activities of $202,435. We expect to continue to incur negative cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.

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

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2022.

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

NOTE R - SUBSEQUENT EVENTS

On January 10, 2020, the Company entered into a separate Securities Purchase Agreement (the “Agreement”) with each of Armada Investment Fund, LLC (“Armada”) and Fourth Man, LLC (“FM”) wherein the Company issued each of Armada and FM a Convertible Promissory Note (the “Note”) in the amount of $18,425 ($1,675 OID). Each Note has a term of one (1) year (due on January 10, 2021) and bears interest at 8% annually. As part and parcel of the foregoing transaction, Armada and FM were each issued a warrant granting the holder the right to purchase up to 921,250 shares of the Company’s common stock at an exercise price of $0.024 for a term of 5-years. The transactions closed on January 13, 2020. In addition, 32,000,000 shares of the Company’s common stock have been reserved at Pacific Stock Transfer Corporation, our transfer agent, for each of Armada and FM for possible issuance upon the conversion of each Note into shares of our common stock. The transactions closed on January 13, 2020.

On January 13, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Deep Green Waste & Recycling, Inc. (hereinafter “Deep Green”) wherein Deep Green issued the Company a Convertible Promissory Note (the “Note”) in the amount of $35,000 ($5,000 OID). The Note has a term of one (1) year (due on January 13, 2021) and bears interest at 8% annually. As part and parcel of the foregoing transaction, the Company was issued a warrant granting the holder the right to purchase up to 262,500 shares of Deep Green’s common stock at an exercise price of $0.04 for a term of 5-years. As part of the Note, the Company executed a Registration Rights Agreement (the “RRA”) dated January 13, 2020. Among other things, the RRA provides for Deep Green to file a Registration Statement with the SEC covering the resale of shares underlying the Note and the warrant and to have declared effective such Registration Statement. In the event that Deep Green doesn’t meet the registration requirements provided for in the RRA, Deep Green is obligated to pay the Company certain payments for such failures. In addition, 6,000,000 shares of Deep Green’s common stock have been reserved at Transfer Online, Deep Green’s transfer agent, for the Company for possible issuance upon the conversion of the Note into shares of Deep Green’s common stock. The transaction closed on January 16, 2020.

On March 6, 2020, the Company entered into an Assignment Agreement (the “Agreement”) with Armada Investment Fund, LLC (“Assignee”). Under the terms of the Agreement, the Company sold, assigned, conveyed and transferred its interest into the Securities Purchase Agreement, Convertible Promissory Note (principal amount of $23,000), Stock Purchase Warrant Agreement (262,500 shares of common stock) and Registration Rights Agreement entered into by the Company and Deep Green Waste & Recycling, Inc. all dated January 13, 2020 in exchange for Ten Thousand Five Hundred and No/100 Dollars ($10,500) cash compensation and the forgiveness of all principal and interest remaining on the Amended and Restated Replacement Convertible Promissory Note issued by the Company to the Assignee dated February 12, 2019. The transaction closed on March 12, 2020.

On April 14, 2020, the Company issued 2,448,979 shares of its common stock to a convertible noteholder in satisfaction of $1,900 of principal and $500 of fees against an outstanding note. The $3,733 excess of the $5,633 fair value of the 2,448,979 shares over the $1,900 liability reduction will be charged to loss on conversion of debt.

On May 4, 2020, the Company issued 2,551,020 shares of its common stock to a convertible noteholder in satisfaction of $2,000 of principal and $500 of fees against an outstanding note. The $6,673 excess of the $8,673 fair value of the 2,551,020 shares over the $2,000 liability reduction will be charged to loss on conversion of debt.

On May 6, 2020, the Company issued 4,093,514 shares of its common stock to a convertible noteholder in satisfaction of $1,773 of principal and $28 of interest against an outstanding note. The $12,526 excess of the $14,327 fair value of the 4,093,514 shares over the $1,801 liability reduction will be charged to loss on conversion of debt.

On May 21, 2020, the Company issued 5,685,666 shares of its common stock to a convertible noteholder in satisfaction of $625 of principal, $160 of interest and $921 of fees against an outstanding note. The $19,115 excess of the $19,900 fair value of the 5,685,666 shares over the $785 liability reduction will be charged to loss on conversion of debt.

On June 5, 2020, the Company issued 5,699,000 shares of its common stock to a convertible noteholder in satisfaction of $9 of interest and $1,701 of fees against an outstanding note. The $14,239 excess of the $14,248 fair value of the 5,699,000 shares over the $9 liability reduction will be charged to loss on conversion of debt.

On June 10, 2020, the Company issued 6,823,020 shares of its common stock to a convertible noteholder in satisfaction of $2,047 of interest against an outstanding note. The $16,375 excess of the $18,422 fair value of the 6,823,020 shares over the $2,047 liability reduction will be charged to loss on conversion of debt.

On June 24, 2020, the Company issued 7,504,633 shares of its common stock to a convertible noteholder in satisfaction of $212 of principal and $2,039 of interest against an outstanding note. The $13,509 excess of the $15,760 fair value of the 7,504,633 shares over the $2,251 liability reduction will be charged to loss on conversion of debt.

On June 25, 2020, the Company issued 8,254,333 shares of its common stock to a convertible noteholder in satisfaction of $2,476 of principal against an outstanding note. The $18,985 excess of the $21,461 fair value of the 8,254,333 shares over the $2,476 liability reduction will be charged to loss on conversion of debt.

On July 13, 2020, the Company issued 9,078,933 shares of its common stock to a convertible noteholder in satisfaction of $2,683 of principal and $41 of interest against an outstanding note. The $15,434 excess of the $18,158 fair value of the 9,078,933 shares over the $2,724 liability reduction will be charged to loss on conversion of debt.

On July 27, 2020, the Company issued 9,985,933 shares of its common stock to a convertible noteholder in satisfaction of $2,996 of principal against an outstanding note. The $21,969 excess of the $24,965 fair value of the 9,985,933 shares over the $2,996 liability reduction will be charged to loss on conversion of debt.

On August 4, 2020, the Company issued 5,442,933 shares of its common stock to a convertible noteholder in satisfaction of $1,633 of principal against an outstanding note. The $16,329 excess of the $17,962 fair value of the 5,442,933 shares over the $1,633 liability reduction will be charged to loss on conversion of debt.

On August 4, 2020, the Company issued 5,540,600 shares of its common stock to a convertible noteholder in satisfaction of $1,158 of principal and $2,167 of interest against an outstanding note. The $14,959 excess of the $18,284 fair value of the 5,540,600 shares over the $3,325 liability reduction will be charged to loss on conversion of debt.

On August 4, 2020, the Company issued 4,225,000 shares of its common stock to a convertible noteholder in satisfaction of $2,180 of interest and $1,200 of fees against an outstanding note. The $11,763 excess of the $13,943 fair value of the 4,225,000 shares over the $2,180 liability reduction will be charged to loss on conversion of debt.

On August 11, 2020, the Company issued 6,403,850 shares of its common stock to a convertible noteholder in satisfaction of $3,842 of principal against an outstanding note. The $25,616 excess of the $29,458 fair value of the 6,403,850 shares over the $3,842 liability reduction will be charged to loss on conversion of debt.

On August 14, 2020, the Company issued 10,778,000 shares of its common stock to a convertible noteholder in satisfaction of $3,449 of interest against an outstanding note. The $49,363 excess of the $52,812 fair value of the 10,778,000 shares over the $3,449 liability reduction will be charged to loss on conversion of debt.

On August 21, 2020, the Company issued 15,530,500 shares of its common stock to a convertible noteholder in satisfaction of $4,235 of principal and $734 of interest against an outstanding note. The $44,729 excess of the $49,698 fair value of the 15,530,500 shares over the $4,969 liability reduction will be charged to loss on conversion of debt.

On October 10, 2020, the Company issued 25,862,069 shares of its common stock to a convertible noteholder in satisfaction of $8,850 of principal and $6,150 of interest against an outstanding note. The $34,178 excess of the $49,178 fair value of the 25,862,069 shares over the $15,000 liability reduction will be charged to loss on conversion of debt.

On October 21, 2020, the Company issued 28,533,866 shares of its common stock to a convertible noteholder in satisfaction of $9,883 of principal and $2,958 of interest against an outstanding note. The $41,373 excess of the $54,214 fair value of the 28,533,866 shares over the $12,841 liability reduction will be charged to loss on conversion of debt.

On November 5, 2020, the Company issued 13,121,179 shares of its common stock to a convertible noteholder in satisfaction of $5,117 of principal against an outstanding note. The $13,253 excess of the $18,370 fair value of the 13,121,179 shares over the $5,117 liability reduction will be charged to loss on conversion of debt.

On January 9, 2021, the Company issued 34,368,854 shares of its common stock to a convertible noteholder in satisfaction of $12,500 of principal and $3,997 of interest against an outstanding note. The $86,610 excess of the $103,107 fair value of the 34,368,854 shares over the $16,497 liability reduction will be charged to loss on conversion of debt.

On February 9, 2021, the Company issued 12,842,105 shares of its common stock to a convertible noteholder in satisfaction of $11,000 of interest against an outstanding note. The $84,032 excess of the $95,032 fair value of the 12,842,105 shares over the $11,000 liability reduction will be charged to loss on conversion of debt.

On February 12, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Deep Green Waste & Recycling, Inc. (hereinafter “Deep Green”), a publicly traded entity under the symbol “DGWR.” Under the terms of the Agreement, the Company is to assist Deep Green in the preparation of its Registration Statement on Form S-1 and preparation of its Annual Report on Form 10-K. The term of the Agreement is for three months or until Deep Green’s Form S-1 is filed with the SEC and the Company is to be compensated 750,000 shares of Deep Green’s common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2019 and 2018.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO has concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

-	Insufficient number of qualified accounting personnel governing the financial close and reporting process
-	Lack of independent directors
-	Lack of proper segregation of duties

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2019, which have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our present officers and director are set forth below:

Name	Age	Position and Term
Jimmy Wayne Anderson	54	President, Principal Financial Officer and Chairman of the Board (Since 2008)

Jimmy Wayne Anderson, President, Director and Chairman of the Board – Mr. Anderson is the co-founder and acting President and Chairman of the Board of Sylios Corp and has served in this capacity since the Company’s inception in 2008. Mr. Anderson has been instrumental in the establishment and development of each of the Company’s operational subsidiaries. Mr. Anderson leverages nearly 15 years of business experience in the financial and medical sectors prior to founding the Company. Mr. Anderson completed his undergraduate education at the University of Georgia and received his Doctorate degree from Temple University.

Mr. Anderson also serves as the sole officer and director of Global Technologies, Ltd., a publicly traded company listed on the OTC Markets “PINK” under the symbol “GTLL” and as the sole officer and director of AMDAQ Corp. Mr. Anderson served as the principal executive officer, principal financial officer and chairman of The Greater Cannabis Company, Inc., a publicly traded company listed on the OTC Markets “QB” under the symbol “GCAN,” from inception through July 31, 2018.

The Company anticipates that it will need to retain additional management and key personnel in the near future.

Family Relationships

There are no family relationships among the directors and executive officers.

Conflicts of Interest

We believe that our current officer and director will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Anderson has not been the subject of the following events:

A.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

B.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

C.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

	1.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
	2.	Engaging in any type of business practice; or
	3.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

D.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

E.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

F.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

G.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	1.	Any Federal or State securities or commodities law or regulation; or
	2.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or
	3.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

H.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors. All current members of the board of directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

We do not have an audit committee financial expert because we believe the costs related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

We intend to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to our board of directors the engagement of an independent registered public accounting firm to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in our opinion, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on our Form S-1 Registration Statement as filed with the Securities and Exchange Commission on April 11, 2019.

Disclosure Committee and Charter

We do not have a disclosure committee and disclosure committee charter. We plan to establish a Disclosure Committee and will operate under a charter. The purpose of a disclosure committee would be to provide assistance to the Principal Executive Officer and the Principal Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, we believe that during 2019 all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by us to our officers during the last two fiscal years ended December 31, 2019 and 2018. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

		(a)	(b)	(c)	(d)(5)			(e)

Wayne Anderson, President, Treasurer, Secretary, Chairman (1)	2019	270,000	0	296,000	0	0	0	80,000	646,000
	2018	257,942	0	0	0	0	0	80,000	337,942

(1)	Effective upon the execution of the employment agreement dated April 1, 2018, Mr. Wayne Anderson served in the capacity as President, Treasurer, and Secretary. In consideration of Mr. Anderson’s execution and delivery of the agreement, the Company issued to Mr. Anderson a warrant granting the holder the right to purchase 100,000,000 shares of the Company’s common stock at a fixed strike price of $.0001. Pursuant to the agreement, Mr. Anderson receives annual compensation of $270,000 for each of the three years of the employment agreement.

(2)	On January 9, 2019, the Company transferred 4,000,000 shares of GCAN common stock (fair value of $840,000) to Wayne Anderson to satisfy liabilities of $544,000.

(3)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with ASC 718, “Share Based-Payment”. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in the Notes to Financial Statements included in this Annual Report.

(a)	Accrued salary and salary paid. Please see NOTE I - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(b)	Accrued bonus to employee for execution of employment agreement.

(c)	Stock awards.

(d)	Options issued to employee for execution of employment agreement. More details on Options noted under Employment Agreements section below.

(e)	Equity compensation received as a Director of the Company.

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

Outstanding Equity Awards at Fiscal Year-End 2019

	Option Awards
	Number of Securities Underlying Unexercised Options (#)(3)				Option Exercise Price (3)	Option Expiration
Name	Exercisable		Unexercisable		($)	Date
Wayne Anderson	25,000	(1)	-	-	0.80	04/01/2020
President, Secretary, Treasurer and Chairman	25,000	(2)	-		0.40	04/01/2023

(1)	These options vest immediately upon execution of employment agreement dated April 1, 2015.

(2)	These options vest immediately upon execution of employment agreement dated April 1, 2018.

(3)	The number of shares the warrants/options are exercisable into as well as the exercise price have been adjusted for the Company’s 1:4000 reverse stock split effective on December 28, 2018.

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

Please see NOTE P- COMMITMENTS AND CONTINGENCIES and NOTE I - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the years ended December 31, 2019 and 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Wayne Anderson (2019)(1)	$40,000	$40,000	-	-	-	-	$80,000
Wayne Anderson (2018)(2)	$40,000	$40,000	-	-	-	-	$80,000

(1)	The Company’s sole director, Wayne Anderson, was not paid any stock compensation as per the terms of the Board of Directors Service Agreement dated January 5, 2011 for serving on the Board of Directors. As of December 31, 2017, Mr. Anderson was due $70,000 in stock for serving on the Board for the years 2011, 2012, 2013, 2014, 2015, 2016 and 2017. On December 31, 2018, Mr. Anderson was issued 2,176,617 shares of the Company’s common stock as part of his compensation for serving on the Board for the years ended 2011, 2012, 2013, 2014, 2015, 2016 and 2017. Please see NOTE I - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

(2)	The Company’s sole director, Wayne Anderson, was not paid any cash compensation as per the terms of the Board of Directors Service Agreement dated January 3, 2018 for serving on the Board of Directors. At December 31, 2018, Mr. Anderson accrued $40,000 in cash compensation for the fiscal year 2018. On December 31, 2018, Mr. Anderson was issued 995,025 shares of the Company’s common stock as part of his compensation for serving on the Board for the year ended 2018. Please see NOTE I - ACCRUED OFFICER AND DIRECTOR COMPENSATION for further information.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On December 31, 2017, the Company issued 100 shares of its Series D Preferred Stock to its President. As of the date of this filing, all issued and outstanding shares of the Company’s Series D Preferred Stock are held by its President.

On September 15, 2017, the Company issued an unsecured Promissory Note in the amount $70,000 to Around the Clock Partners, LP for funds advanced to the Company. Around the Clock Partners, LP is an entity controlled by Wayne Anderson, the Company’s President.

There are no stock option, retirement, or pension plans for the benefit of our officers and directors.

Director Independence

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

As of the date of this Form 10-K, the Board of Directors has determined that the Company does not have any independent directors within the meaning of the Nasdaq listing rule cited above.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement, or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

The percentage of beneficial ownership is based on 407,393,252 shares of our Common Stock outstanding as of March 16, 2021, which includes 391,243,635 shares of common stock outstanding, 7,800,000 shares of common stock issuable upon conversion of the Company’s Series A Preferred Stock, 25,000 shares issuable under an option granted to our President and 8,324,617 shares of our common stock issuable upon the exercise of warrants issued in multiple financing transactions, which are all outstanding as of March 16, 2021 and excludes:

●	An indeterminate number of shares of common stock issuable upon conversion of the Company’s Series D Preferred Stock

	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner (1)	Owned	Common Stock (2)
Jimmy Wayne Anderson (3)(4)	3,315,843	0.81%

Officers and Directors as a Group	3,315,843	0.81%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 2021 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on March 16, 2021, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 16, 2021.

(2)	The number of common shares outstanding used in computing the percentages is 391,243,635.

(3)	Included within Wayne Anderson’s beneficial ownership includes 2,379 shares of common stock issued to Mr. Anderson for past accrued wages, 25,000 shares issuable to Mr. Anderson under the option issued to Mr. Anderson under the terms of his 2018 Employment Agreement with the Company, 2,176,617 shares issued to Mr. Anderson for compensation due as a Board member for the years 2011-2017, 995,025 shares issued to Mr. Anderson for compensation due as a Board member for the year 2018, 116,822 shares issued to Mr. Anderson for director’s compensation for the first quarter of 2019.

(4)	The address for Mr. Anderson is 501 1st Ave N., Suite 9, St. Petersburg, FL 33701.

	Series A Preferred Stock	Percentage of
	Beneficially	Series A
Name of Beneficial Owner	Owned (1)	Preferred Stock (2)
SLMI Energy Holdings, LLC (3)	1,000,000	100.00%

Total	1,000,000	100.00%

(1)	The holders of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the Shareholders of the Company and shall have such number of votes equal to the number of shares of Series A Preferred Stock held on a one per one share basis. Upon the availability of a sufficient number of authorized but unissued and unreserved shares of common stock, the holders of any Series A Preferred Stock shall be entitled to convert such shares in to fully paid and non-assessable shares of common stock at the rate of 7.8 shares of common stock for each share of Series A Preferred Stock only if the Company has failed to satisfy all financial obligations by the designated time inclusive of the cure period.

(2)	The number of Series A Preferred shares outstanding used in computing the percentage is 1,000,000.

(3)	The address for SLMI Energy Holdings, LLC is 1377 Old Riverside Rd, Roswell, GA 30076.

	Series D Preferred Stock	Percentage of
	Beneficially	Series D
Name of Beneficial Owner	Owned (1)	Preferred Stock (2)
Jimmy Wayne Anderson (3)	100	100.00%

Total	100	100.00%

(1)	The holders of Series D Preferred Stock shall not be entitled to vote on any matters submitted to a vote of the Shareholders of the Company. If at least one share of Series D Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series D Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series A, plus Series B, plus Series C Preferred Stocks which are issued and outstanding at the time of voting. Each share of the Company’s Series D Preferred stock can be converted into shares of the Company’s Class A Common stock based on the following formula: $5,000 divided by .80 times the lowest closing price of the Company’s Common Stock for the immediate five-day period prior to the receipt of the Notice of Conversion.

(2)	The number of Series D Preferred shares outstanding used in computing the percentage is 100.

(3)	The address for Mr. Anderson is 501 1st Ave N., Suite 901, St. Petersburg, FL 33701.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On December 31, 2017, the Company issued 100 shares of its Series D Preferred Stock to its President. As of the date of this filing, all issued and outstanding shares of the Company’s Series D Preferred Stock are held by its President.

On September 15, 2017, the Company issued an unsecured Promissory Note in the amount $70,000 to Around the Clock Partners, LP for funds advanced to the Company. Around the Clock Partners, LP is an entity controlled by Wayne Anderson, the Company’s President.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Michael T. Studer CPA P.C has audited our financial statements for the years ended December 31, 2019 and 2018.

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2019	$24,000	Michael T. Studer CPA, P.C.
2019	$25,000	Michael T. Studer CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0	Michael T. Studer CPA, P.C.
2018	$0	Michael T. Studer CPA, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019	$0	Michael T. Studer CPA, P.C.
2018	$0	Michael T. Studer CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019	$0	Michael T. Studer CPA, P.C.
2018	$0	Michael T. Studer CPA, P.C.

5) During the fiscal year ending December 31, 2019 and as of the date of this report, the Company does not maintain an audit committee and therefore does not have an audit committee pre-approval policy in place.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

No.	Description
2.1	Articles of Merger US Natural Gas Corp and Wilon Resources, Inc. dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
2.2	Agreement and Plan of Share Exchange between US Natural Gas Corp KY, Sylios Corp and TerraTech, Inc. dated September 22, 2017 (previously filed with Form S-1 on April 11, 2019)
3.1	Articles of Incorporation Adventure Energy, Inc. dated March 28, 2008 (previously filed with Form S-1 on April 11, 2019)
3.2	Amendment to Articles of Incorporation of Adventure Energy, Inc. dated April 18, 2008 (previously filed with Form S-1 on April 11, 2019)
3.3	Bylaws of Adventure Energy, Inc. (previously filed with Form S-1 on April 11, 2019)
3.4	Amended and Restated Articles of Incorporation of Adventure Energy, Inc. dated October 6, 2009 (previously filed with Form S-1 on April 11, 2019)
3.5	Amendment to Articles of Incorporation of Adventure Energy, Inc. (name change) dated March 19, 2010 (previously filed with Form S-1 on April 11, 2019)
3.6	Amendment to Articles of Incorporation of US Natural Gas Corp dated April 18, 2011 (previously filed with Form S-1 on April 11, 2019)
3.7	Amendment to Articles of Incorporation of US Natural Gas Corp dated August 2, 2011 (previously filed with Form S-1 on April 11, 2019)
3.8	Amendment to Articles of Incorporation of US Natural Gas Corp dated December 1, 2011 (previously filed with Form S-1 on April 11, 2019)
3.9	Amendment to Articles of Incorporation of US Natural Gas Corp dated May 8, 2012 (previously filed with Form S-1 on April 11, 2019)
3.10	Amendment to Articles of Incorporation of US Natural Gas Corp dated November 26, 2012 (previously filed with Form S-1 on April 11, 2019)
3.11	Amendment to Articles of Incorporation of US Natural Gas Corp dated July 19, 2013 (previously filed with Form S-1 on April 11, 2019)
3.12	Amendment to Articles of Incorporation of US Natural Gas Corp (name change) dated April 14, 2014 (previously filed with Form S-1 on April 11, 2019)
3.13	Amendment to Articles of Incorporation of Sylios Corp dated August 21, 2014 (previously filed with Form S-1 on April 11, 2019)
3.14	Amendment to Articles of Incorporation of Sylios Corp dated December 3, 2014 (previously filed with Form S-1 on April 11, 2019)
3.15	Amendment to Articles of Incorporation of Sylios Corp dated October 2, 2015 (previously filed with Form S-1 on April 11, 2019)
3.16	Amendment to Articles of Incorporation of Sylios Corp dated November 4, 2015 (previously filed with Form S-1 on April 11, 2019)
3.17	Amendment to Articles of Incorporation of Sylios Corp dated January 5, 2017 (previously filed with Form S-1 on April 11, 2019)
3.18	Amendment to Articles of Incorporation of Sylios Corp dated December 28, 2017 (previously filed with Form S-1 on April 11, 2019)
3.19	Amendment to Articles of Incorporation of Sylios Corp dated April 20, 2018 (previously filed with Form S-1 on April 11, 2019)
4.1	Specimen certificate of common stock (previously filed with Form S-1 on April 11, 2019)
10.1	Wayne Anderson Employment Agreement dated April 1, 2009 (previously filed with Form S-1 on April 11, 2019)
10.2	Lender Acquisition Agreement between Adventure Energy, Inc. and SLMI Holdings, LLC dated September 4, 2009 (previously filed with Form S-1 on April 11, 2019)
10.3	Asset Purchase Agreement between Adventure Energy, Inc. and KYTX Oil & Gas, LLC dated November 6, 2009 (previously filed with Form S-1 on April 11, 2019)
10.4	Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated November 10, 2009 (previously filed with Form S-1 on April 11, 2019)
10.5	Amendment to Securities Purchase Agreement between E 2 Investments, LLC and Harlis Trust dated December 20, 2010 (previously filed with Form S-1 on April 11, 2019)
10.6	Wayne Anderson Employment Agreement dated April 1, 2015 (previously filed with Form S-1 on April 11, 2019)
10.7	Wayne Anderson Employment Agreement dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)
10.8	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 5, 2011 (previously filed with Form S-1 on April 11, 2019)
10.9	Board of Directors Services Agreement with Jimmy Wayne Anderson dated as of January 2, 2018 (previously filed with Form S-1 on April 11, 2019)
10.10	Indemnification Agreement between Sylios Corp and Wayne Anderson dated April 1, 2018 (previously filed with Form S-1 on April 11, 2019)

10.11	Asset Acquisition Agreement between Sylios Corp and The Greater Cannabis Company, Inc. dated April 21, 2017 (previously filed with Form S-1 on April 11, 2019)
10.12	Registration Rights Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.13	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.14	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.15	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of October 9, 2018 (previously filed with Form S-1 on April 11, 2019)
10.16	Assignment of Secured Note and Security Agreement dated April 22, 2014 (previously filed with Form S-1 on April 11, 2019)
10.17	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date September 4, 2009) (previously filed with Form S-1 on April 11, 2019)
10.18	Renewal Note between Sylios Corp and SLMI Energy Holdings, LLC dated June 6, 2018 (original date November 12, 2009) (previously filed with Form S-1 on April 11, 2019)
10.19	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018, 2018 (previously filed with Form S-1 on April 11, 2019)
10.20	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.21	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of December 31, 2018 (previously filed with Form S-1 on April 11, 2019)
10.22	Securities Purchase Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.23	Convertible Note between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.24	Common Stock Purchase Warrant Agreement between Sylios Corp and Darling Capital, LLC dated as of January 9, 2019 (previously filed with Form S-1 on April 11, 2019)
10.25	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.26	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.27	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.28	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.29	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.30	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.31	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.32	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.33	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of February 18, 2019 (previously filed with Form S-1 on April 11, 2019)
10.34	Amended and Restated Replacement Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated as of February 12, 2019 (previously filed with Form S-1 on April 11, 2019)
10.35	Convertible Note between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.36	Securities Purchase Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)

10.37	Common Stock Purchase Warrant Agreement between Sylios Corp and Jefferson Street Capital, LLC dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.38	Convertible Note between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.39	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.40	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated as of May 2, 2019 (previously filed with Form S-1/A on May 15, 2019)
10.41	Secured Note between US Natural Gas Corp WV (f/k/a Wilon Resources, Inc. and MTEL Investment and Management dated January 5, 2010 (previously filed on Form S-1/A on June 17, 2019)
10.42	Loan Agreement between US Natural Gas Corp KY and Mt. Atlas Consulting, LLC dated November 17, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.43	Promissory Note between Sylios Corp and Pacific Stock Transfer Company dated August 11, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.44	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.45	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated April 28, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.46	Convertible Note between US Natural Gas Corp and Tangiers Investment Group, LLC dated June 2, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.47	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated August 12, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.48	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated July 3, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.49	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated June 3, 2015 (previously filed on Form S-1/A on June 17, 2019)
10.50	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated March 16, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.51	Convertible Note between Sylios Corp and Tangiers Investment Group, LLC dated January 27, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.52	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated January 28, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.53	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 2, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.54	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated February 13, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.55	Convertible Promissory Note between Sylios Corp and Darling Capital, LLC dated March 7, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.56	Promissory Note between US Natural Gas Corp and Valvasone Trust dated October 7, 2013 (previously filed on Form S-1/A on June 17, 2019)
10.57	Promissory Note between US Natural Gas Corp and Valvasone Trust dated March 30, 2014 (previously filed on Form S-1/A on June 17, 2019)
10.58	Promissory Note between Sylios Corp and Valvasone Trust dated January 11, 2016 (previously filed on Form S-1/A on June 17, 2019)
10.59	Promissory Note between Sylios Corp and Valvasone Trust dated July 1, 2017 (previously filed on Form S-1/A on June 17, 2019)
10.60	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.61	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.62	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of June 5, 2019 (previously filed on Form S-1/A on June 17, 2019)
10.63	Convertible Note between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)
10.64	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of July 2, 2019 (previously filed on Form 8-K on July 9, 2019)

10.65	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC, BHP Capital NY Inc and Fourth Man, LLC dated July 25, 2019 (previously filed on Form 8-K on July 31, 2019)
10.66	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.67	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.68	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.69	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.70	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.71	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated July 29, 2019 (previously filed on Form 8-K on July 31, 2019)
10.72	Consulting Agreement between the Company and Global Technologies, Ltd dated August 22, 2019 (previously filed on Form 10-Q on November 19, 2019)
10.73	Securities Purchase Agreement between Sylios Corp and BHP Capital NY Inc. and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.74	Convertible Promissory Note between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.75	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.76	Common Stock Purchase Warrant Agreement between Sylios Corp and BHP Capital NY Inc. dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.77	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated October 16, 2019 (previously filed on Form 8-K on October 18, 2019)
10.78	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 12, 2019 (previously filed on Form 8-K on October 30, 2019)
10.79	Inventory Purchase Agreement between Sylios Corp and Wanshan Engineering Services, LLC dated September 21, 2019 (previously filed on Form 8-K on October 30, 2019)
10.80	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.81	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.82	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated October 30, 2019 (previously filed on Form 8-K on November 4, 2019)
10.83	Consulting Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of December 16, 2019 (previously filed on Form 8-K on January 17, 2020)
10.84	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated December 13, 2019 (previously filed on Form 8-K on December 17, 2019)
10.85	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated December 13, 2019 (previously filed on Form 8-K on December 17, 2019)
10.86	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated December 13, 2019 (previously filed on Form 8-K on December 17, 2019)
10.87	Securities Purchase Agreement between Sylios Corp and Armada Investment Fund, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.88	Convertible Promissory Note between Sylios Corp and Armada Investment Fund, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.89	Common Stock Purchase Warrant Agreement between Sylios Corp and Armada Investment Fund, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.90	Securities Purchase Agreement between Sylios Corp and Fourth Man, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.91	Convertible Promissory Note between Sylios Corp and Fourth Man, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.92	Common Stock Purchase Warrant Agreement between Sylios Corp and Fourth Man, LLC dated January 10, 2020 (previously filed on Form 8-K on January 16, 2020)
10.93	Securities Purchase Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form 8-K on January 17, 2020)
10.94	Convertible Promissory Note between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form 8-K on January 17, 2020)
10.95	Common Stock Purchase Warrant Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form 8-K on January 17, 2020)
10.96	Registration Rights Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of January 13, 2020 (previously filed with Form 8-K on January 17, 2020)
10.97	Assignment Agreement between Sylios Corp and Armada Investment Fund, LLC dated as of March 6, 2020 (previously filed with Form 8-K on March 17, 2020)
10.98*	Consulting Agreement between Sylios Corp and Deep Green Waste & Recycling, Inc. dated as of February 12, 2021
14.1	Code of Business Conduct and Ethics (previously filed with Form S-1 on April 11, 2019)
21.1	Articles of Incorporation US Natural Gas Corp KY dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.2	Amendment to Articles of Incorporation to US Natural Gas Corp KY dated March 22, 2010 (previously filed with Form S-1 on April 11, 2019)
21.3	Articles of Organization for E 2 Investments, LLC dated July 22, 2009 (previously filed with Form S-1 on April 11, 2019)
21.4	Certificate for Conversion and Articles of Incorporation for AMDAQ Corp dated August 29, 2017 (previously filed with Form S-1 on April 11, 2019)
21.5	Articles of Organization for The Greater Cannabis Company, LLC dated March 20, 2014 (previously filed with Form S-1 on April 11, 2019)
21.6	Certificate of Conversion and Articles of Incorporation for The Greater Cannabis Company, Inc. dated January 13, 2017 (previously filed with Form S-1 on April 11, 2019)
21.7	Articles of Incorporation E 3 Petroleum Corp dated February 8, 2010 (previously filed with Form S-1 on April 11, 2019)
21.8	Articles of Incorporation US Natural Gas Corp WV dated July 6, 2010 (previously filed with Form S-1 on April 11, 2019)
21.9	Articles of Organization SLMI Options, LLC dated June 17, 2008 (previously filed with Form S-1 on April 11, 2019)
21.10	Articles of Organization 1720 RCMG, LLC dated July 22, 2019 (previously filed with Form 10-Q dated August 19, 2019)
21.11	Articles of Organization 5496 NRMF, LLC dated October 16, 2019 (previously filed with Form 8-K dated November 1, 2019)
21.12	Subsidiaries of the Registrant
Graphic	Corporate logo- Sylios Corp
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2021.

SYLIOS CORP
(the “Registrant”)

BY:	/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jimmy Wayne Anderson
Jimmy Wayne Anderson	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 17, 2021

- 51 -